Form 10-Q
period 1996-03-31
UNIROYAL CHEMICAL CORP /DE/; UNIROYAL CHEMICAL CO INC
filed 1996-05-13
CIK 858905, 862612

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                  Commission File Numbers 0-25586 and 33-66740

                          UNIROYAL CHEMICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              06-1258925
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

                          UNIROYAL CHEMICAL COMPANY, INC.
              (Exact name of registrant as specified in its charter)

                NEW JERSEY                                06-1148490
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

BENSON ROAD
MIDDLEBURY, CONNECTICUT                                   06749
(Address of principal executive offices)                (Zip Code)

Registrants' telephone number, including area code - (203) 573-2000

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

         Yes    X                              No
              -----                                -----
Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of April 30, 1996:

Uniroyal Chemical Corporation:      24,286,043 shares of Common Stock;
Uniroyal Chemical Company, Inc.:    100 shares of Common Stock.

                         UNIROYAL CHEMICAL CORPORATION
                        UNIROYAL CHEMICAL COMPANY, INC.

                                  FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 1996






PART I - FINANCIAL INFORMATION                                              PAGE

Item 1 -- Financial Statements (unaudited):

   -  Consolidated Statements of Operations -
      Three and Six Months Ended March 31, 1996 and April 2, 1995              2

   -  Consolidated Balance Sheets -
      March 31, 1996 and October 1, 1995                                       3

   -  Consolidated Statements of Cash Flows -
      Six Months Ended March 31, 1996 and April 2, 1995                        5

   -  Notes to Unaudited Consolidated Financial Statements                     6


Item 2 -- Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10



PART II - OTHER INFORMATION

Item 1 -- Legal Proceedings                                                   15

Item 6 -- Exhibits and Reports on Form 8-K                                    16

       -- Signature                                                           17

                          UNIROYAL CHEMICAL CORPORATION
                         UNIROYAL CHEMICAL COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share amounts)

                                    Three Months Ended       Six Months Ended
                                  ----------------------  ----------------------
                                   March 31,    April 2,   March 31,    April 2,
                                     1996        1995        1996        1995
                                  ----------  ----------  ----------  ----------
Net sales                         $ 295,628   $ 274,322   $ 527,108   $ 485,963

Cost of products sold               194,427     174,194     363,745     323,369
Selling, general and
  administrative expenses            53,637      50,346     102,988      94,931
                                  ----------  ----------  ----------  ----------
    Operating income                 47,564      49,782      60,375      67,663

Interest expense                     26,954      29,630      53,296      60,225
Other (income) expense                1,133      (2,593)      1,551        (770)
                                  ----------  ----------  ----------  ----------
    Income before income taxes
      and extraordinary charges      19,477      22,745       5,528       8,208

Provision (benefit) for
  income taxes                        7,791     (71,091)      2,210     (75,092)
                                  ----------  ----------  ----------  ----------
    Income before
      extraordinary charges          11,686      93,836       3,318      83,300

Extraordinary charges - early
  retirement of debt                   (304)     (8,279)       (304)     (8,279)
                                  ----------  ----------  ----------  ----------
    Net income                       11,382      85,557       3,014      75,021

Preferred stock dividends earned        103         101         210         194
                                  ----------  ----------  ----------  ----------
    Net income applicable
      to common shares            $  11,279   $  85,456   $   2,804   $  74,827
                                  ==========  ==========  ==========  ==========
Earnings per common share:
  Income before
    extraordinary charges             $0.47       $6.90       $0.12      $6.71
  Extraordinary charges               (0.01)      (0.61)      (0.01)     (0.67)
                                  ----------  ----------  ----------  ----------
Net income per common share           $0.46       $6.29       $0.11      $6.04
                                  ==========  ==========  ==========  ==========
Weighted average shares
  outstanding                        24,559      13,590      24,542      12,385



             See notes to unaudited consolidated financial statements

                          UNIROYAL CHEMICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       March 31,     October 1,
                                                         1996           1995
                                                     ------------   ------------
                                                     (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                         $    21,747    $    29,519
   Accounts receivable                                   172,392        159,254
   Inventories                                           198,464        177,647
   Other current assets                                   50,987         39,114
                                                     ------------   ------------
     Total current assets                                443,590        405,534

Property, plant and equipment, net                       385,829        394,472
Intangible assets                                        233,903        241,710
Deferred income taxes                                     69,833         63,890
Other assets                                              64,347         66,101
                                                     ------------   ------------
                                                     $ 1,197,502    $ 1,171,707
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                   $   99,441    $    94,826
   Short-term debt                                        69,171         33,305
   Current portion of long-term debt                      11,503         11,434
   Accrued liabilities                                   100,118        106,365
                                                      ------------  ------------
     Total current liabilities                           280,233        245,930

Long-term debt                                           898,564        910,156
Accrued postretirement liability                         180,590        180,413
Other liabilities                                        137,647        134,437

Stockholders' equity (deficit)
   Preferred Stock                                         4,172          4,172
   Common Stock                                              254            253
   Additional paid-in capital                            177,004        176,799
   Accumulated deficit                                  (444,446)      (447,460)
   Pension liability adjustment                           (3,617)        (3,617)
   Cumulative translation adjustment                     (22,038)       (18,488)
   Treasury stock                                        (10,861)       (10,888)
                                                     ------------   ------------
     Total stockholders' deficit                        (299,532)      (299,229)
                                                     ------------   ------------
                                                     $ 1,197,502     $ 1,171,707
                                                     ============   ============



              See notes to unaudited consolidated financial statements

                         UNIROYAL CHEMICAL COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       March 31,     October 1,
                                                         1996           1995
                                                     ------------   ------------
                                                     (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                         $    21,747    $    29,519
   Accounts receivable                                   172,392        159,254
   Inventories                                           198,464        177,647
   Other current assets                                   50,987         39,114
                                                     ------------   ------------
      Total current assets                               443,590        405,534

Property, plant and equipment, net                       385,829        394,472
Intangible assets                                        233,903        241,710
Deferred income taxes                                     69,833         63,890
Other assets                                              64,347         66,101
                                                     ------------   ------------
                                                     $ 1,197,502    $ 1,171,707
                                                     ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable                                  $    99,441    $    94,826
   Short-term debt                                        69,171         33,305
   Current portion of long-term debt                      11,503         11,434
   Accrued liabilities                                   100,118        106,365
                                                     ------------   ------------
     Total current liabilities                           280,233        245,930

Long-term debt                                           898,564        910,156
Accrued postretirement liability                         180,590        180,413
Other liabilities                                        137,647        134,437

Stockholder's equity (deficit)
   Common Stock                                                1              1
   Additional paid-in capital                            172,251        172,018
   Accumulated deficit                                  (446,129)      (449,143)
   Pension liability adjustment                           (3,617)        (3,617)
   Cumulative translation adjustment                     (22,038)       (18,488)
                                                     ------------   ------------
     Total stockholders' deficit                        (299,532)      (299,229)
                                                     ------------   ------------
                                                     $ 1,197,502    $ 1,171,707
                                                     ============   ============


               See notes to unaudited consolidated financial statements

                          UNIROYAL CHEMICAL CORPORATION
                          UNIROYAL CHEMICAL COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited - in thousands)

                                                           Six Months Ended
                                                     ---------------------------
                                                       March 31,      April 2,
                                                         1996           1995
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $     3,014    $    75,021
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation                                         22,395         20,992
     Amortization of intangibles                          10,844          9,988
     Non-cash interest                                     7,626         10,929
     Deferred income taxes                                (6,691)       (82,187)
     Extraordinary charge                                    304          8,279
     Other                                                   750            281
     Changes in operating assets and liabilities:
       Accounts receivable                               (14,286)       (17,700)
       Inventories                                       (21,687)       (33,921)
       Accounts payable                                    4,820          6,740
       Accrued liabilities                                (2,750)       (10,353)
       Other                                             (11,820)        (6,597)
                                                     ------------   ------------
       Net cash flows used in operating activities        (7,481)       (18,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (15,012)       (26,027)
  Acquisitions                                               ---        (90,794)
  Other                                                   (1,722)        (5,418)
                                                     ------------   ------------
       Net cash flows used in investing activities       (16,734)      (122,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                           (19,926)      (189,043)
  Proceeds from long-term debt                             1,865         56,715
  Short-term borrowings, net                              35,723         31,741
  Debt issuance costs                                     (1,345)        (1,844)
  Proceeds from issuance of stock                            233        150,910
                                                     ------------   ------------
       Net cash flows from financing activities           16,550         48,479

  Effects of exchange rate changes on cash                  (107)        (1,558)
                                                     ------------   ------------
  Net decrease in cash and cash equivalents               (7,772)       (93,846)
  Cash and cash equivalents, beginning of period          29,519        121,344
                                                     ------------   ------------
  Cash and cash equivalents, end of period           $    21,747    $    27,498
                                                     ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                          $45,582        $52,880
  Income taxes paid                                       10,939          4,300


             See notes to unaudited consolidated financial statements

                          UNIROYAL CHEMICAL CORPORATION
                         UNIROYAL CHEMICAL COMPANY, INC.

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Uniroyal Chemical Corporation ("UCC") and its wholly-owned subsidiary Uniroyal Chemical Company, Inc. ("Uniroyal Chemical" and together with UCC and their subsidiaries, the "Companies"). UCC is dependent on cash flow from Uniroyal Chemical and its subsidiaries to service its debt and meet its other cash needs. Accordingly, the consolidated financial statements of Uniroyal Chemical set forth herein are presented on a basis of accounting which reflects substantially all of the operations (primarily interest expense), assets and liabilities of UCC.

    The statements have been prepared by the Companies without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Companies' audited consolidated financial statements for the year ended October 1, 1995. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

2.  Inventories

    A summary of inventory components is as follows (in thousands):

                                                March 31,     October 1,
                                                  1996           1995
                                              ------------   ------------
       Finished goods                            $146,845       $129,263
       Work in process                             10,165          7,437
       Raw materials                               41,454         40,947
                                              ------------   ------------
                                                 $198,464       $177,647
                                              ============   ============

3.  Capital Stock

    UCC has 50,000,000 shares of Series A and B Preferred Stock authorized at $0.01 par value. As of March 31, 1996, UCC had issued and outstanding 29,721 shares of Series A Cumulative Redeemable Preferred Stock and 12,000 shares of Series B Preferred stock. In addition, UCC has 2,050,000 shares of Series C Junior Participating Preferred Stock authorized at $0.01 par value none of which are issued.

    UCC also has 205,000,000 shares of Common Stock authorized at $0.01 par value. As of March 31, 1996, UCC had issued 25,421,051 shares, including 1,136,588 treasury shares. Uniroyal Chemical has 2,500 shares of common stock authorized at no par value with 100 shares issued and outstanding.

                         UNIROYAL CHEMICAL CORPORATION
                         UNIROYAL CHEMICAL COMPANY, INC.

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Income Taxes

    The provision for income taxes for the six months ended March 31, 1996 and April 2, 1995 includes foreign tax provisions of $9.7 million and $5.3 million, respectively. The difference between the effective and statutory federal income tax rate consists primarily of expenses that are not deductible for income tax purposes, including goodwill amortization, as well as state income taxes and the impact of foreign earnings subject to various foreign tax rates and withholding taxes.

    The benefit for income taxes for the three and six months ended April 2, 1995 reflects a benefit of $78.9 million due to the reduction in the Companies' valuation allowance recorded against the Companies' net operating loss carryforward position in the United States. As a result of the debt repurchase concurrent with UCC's initial public offering in March 1995, the Companies expect future taxable income, and therefore it was more likely than not that a significant portion of the loss carryforwards would be realized.

5.  Debt Repurchase

    During March 1996, the Companies repurchased $10.0 million of their long-term debt in the open market. As a result of this repurchase, the Companies recognized an extraordinary charge of $0.3 million comprised of premiums and the write-off of related unamortized fees, net of a related tax benefit of $0.2 million. The 1995 extraordinary charge relates to the debt repurchase concurrent with UCC's initial public offering in March 1995.

6.  Contingencies

    The Companies' are involved in claims, litigation, administrative proceedings and investigations of various types in several jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. Uniroyal Chemical has been identified by federal, state or local governmental agencies, and other potentially responsible parties (each a "PRP"), as a PRP for costs associated with waste disposal sites at various locations in the United States. In many cases, Uniroyal Chemical is one of many PRP's so identified. In addition, the Companies are involved with environmental remediation and compliance activities at some of their current and former sites.

    Each quarter, the Companies evaluate and review estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Companies' and the anticipated time frame over which payments toward the remediation plan will occur. As of March 31, 1996, the Companies' reserves for environmental liabilities totaled $63.6 million. These estimates may subsequently change should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

                         UNIROYAL CHEMICAL CORPORATION
                         UNIROYAL CHEMICAL COMPANY, INC.

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  Contingencies (continued)

    The Companies intend to assert all meritorious legal defenses and all other equitable factors which are available to them with respect to the above matters. The Companies believe that the resolution of these environmental matters, which may be over the next decade, will not have a material adverse effect on the consolidated financial position of the Companies, but could have a material adverse effect on the Companies' consolidated results of operations in any given year if a significant number of these matters are resolved unfavorably which the Companies believe to be unlikely.

6.  Subsequent Events

    UCC entered into an Agreement and Plan of Merger, dated as of April 30, 1996 (the "Merger Agreement"), with Crompton & Knowles Corporation ("Crompton") and Tiger Merger Corp. ("Tiger"). The merger agreement provides, among other things, pursuant to the terms and subject to the conditions therein, that Tiger, a wholly-owned subsidiary of Crompton, will merge with and into UCC (the "Merger"). Under the terms of the Merger Agreement, each share of UCC's common stock issued and outstanding immediately prior to the consummation of the Merger will be converted into a number of shares of Crompton common stock equal to the Exchange Ratio. The "Exchange Ratio" equals $15.00 divided by the average closing price of Crompton's common stock on the New York Stock Exchange Composite Tape for the twenty trading days ending with the third trading day preceding the date of the mailing of the proxy statement/prospectus to UCC's and Crompton's stockholders; provided that the Exchange Ratio shall not be less than
0.9091 nor more than 1.1111. Each share of UCC's Series A Cumulative Redeemable Preferred Stock and Series B Preferred Stock issued and outstanding immediately prior to the consummation of the Merger will be converted into and represent a number of shares of Crompton common stock equal to the Exchange Ratio multiplied by 6.667.

    The Merger Agreement provides that UCC would be required to pay Crompton a termination fee of $50 million if the Merger Agreement is terminated (i) under certain circumstances following receipt of a proposal for a competing transaction and a competing transaction is consummated within one year following such termination or (ii) after UCC's determination to terminate the Merger Agreement to pursue a competing transaction that would be more favorable to UCC stockholders than the proposed Merger with Crompton.

    The Merger is subject to the satisfaction or waiver of various conditions, including approval by the stockholders of both UCC and Crompton, Hart-Scott-Rodino and other regulatory approvals and availability of tax-free status and pooling of interests accounting treatment. The Merger is anticipated to close in the third calendar quarter of this year.

                         UNIROYAL CHEMICAL CORPORATION
                         UNIROYAL CHEMICAL COMPANY, INC.

         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  Subsequent Events (continued)

    On May 8, 1996, UCC amended the Rights Agreement (the "Rights Agreement"), dated April 29, 1993 and amended October 31, 1995, between UCC and Chemical Bank ("Amendment No. 2"). Amendment No. 2 provides that neither Crompton nor any of its Affiliates (as defined in the Rights Agreement) shall become an Acquiring Person (as defined in the Rights Agreement) as a result of the execution of the Merger Agreement or consummation of the Merger (as defined in the Merger Agreement) pursuant to the terms of the Merger Agreement.

                                    ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Second Quarter 1996 versus 1995

Net Sales

   Consolidated net sales for the second quarter ended March 31, 1996 increased $21.3 million, or 7.8% to $295.6 million from $274.3 million for the second quarter of fiscal 1995. Price increases, particularly in the Chemicals and Polymers Division, accounted for $11.3 million of the sales increase, while increased volume, including the impact of acquisitions in 1995 accounted for $9.5 million of the increase. Net exchange rate impacts were not material in the quarter.

   Sales for the Chemicals and Polymers Division rose 2.3% in the second quarter to $124.8 million compared to $122.0 million in the second quarter of fiscal 1995 as this division continues to benefit from higher selling prices. Higher rubber chemical sales were mainly due to a series of selling price increases implemented since the second quarter of fiscal 1995. Sales of EPDM also benefitted from modest selling price increases but were more than offset by decreased volume. EPDM volume declined in the United States due to price competition and a slow down in the roofing industry due to bad weather and in certain foreign markets, primarily due to softening in the construction industry in Europe. Nitrile rubber sales were up primarily due to higher selling prices.

   Sales of Crop Protection chemicals in the second quarter of fiscal 1996 increased 25% to $98.1 million from $78.6 million in the same period last year. The primary factor contributing to this increase was the incremental sales from the acquisition of the worldwide crop protection business of Solvay Duphar (the "Duphar Acquisition") in March 1995. Total sales excluding the Duphar Acquisition increased 9% versus the prior year, reflecting the success of the new Gaucho (TM) seed treatment insecticide.

   Specialties Division sales of $70.8 million decreased 1.4% versus second quarter sales in fiscal 1995 of $71.8 million. The decrease was primarily due to unusually high opportunistic sales of chemical intermediates in the United States in the second quarter of fiscal 1995. Excluding these sales, the division's sales increased by 3.5%, primarily from continuing higher sales of urethane prepolymers. Sales of urethane prepolymers increased in all regions of the world due to higher selling prices and continued strong demand resulting from an expanding global market. Worldwide average selling prices were increased in December 1995 in response to higher raw material costs. In addition, higher sales of Synton (TM) PAO's in the United States have resulted from increased demand and enhanced production facilities, while worldwide lubricant additive sales have been soft due to a general weakness in passenger car motor oil sales.

Operating Income

   Operating income for the second quarter of fiscal 1995 included a $9.9 million non-recurring gain from insurance recoveries. Excluding these insurance recoveries, operating income for the second quarter of 1996 increased by 19.3% to $47.6 million. Gross profit during the second quarter of fiscal 1996 was $101.2 million, or 34.2% of net sales compared to 32.6% of net sales during the second quarter of fiscal 1995, excluding the insurance recoveries. The gross profit increase was primarily due to increased gross margins in the Chemicals and Polymers Division as a result of higher selling prices and lower raw material costs, as well as the increased contribution from the higher margin Crop Protection Division.

   Selling, general and administrative expenses during the second quarter of fiscal 1996 were essentially flat as a percentage of sales. The increase in real dollar expenses was primarily due to incremental expenses related to the Duphar Acquisition, increased spending for research and development and promotional spending on new products such as Gaucho. These increases were partially offset by benefits related to the cost reduction program implemented in the fourth quarter of fiscal 1995.

Interest Expense

   Interest expense for the three months ended March 31, 1996 was $2.7 million lower than for the three months ended April 2, 1995, primarily from the repurchase of debt concurrent with UCC's initial public offering ("IPO") in March 1995. These savings were partially offset by additional interest expense from the borrowings required to finance the Duphar Acquisition.

Other Income (Expense)

   Other income in the second quarter of fiscal 1995 included non-recurring licensing income and significant interest income resulting from the build up of cash in anticipation of the debt repurchase concurrent with the IPO and the Duphar Acquisition in March 1995. Excluding these two items, net other expense was consistent quarter to quarter.

Income Taxes

   The provision for taxes for the three months ended March 31, 1996 includes a $0.5 million federal and state tax provision, in addition to a foreign provision of $7.3 million. The benefit for taxes in the second quarter of fiscal 1995 includes a reduction of the Companies' deferred tax valuation allowance of $78.9 million.

First half 1996 versus 1995

Net Sales

   Consolidated net sales for the six months ended March 31, 1996 were $527.1 million, an 8.5% increase over sales of $486.0 million for the six months ended April 2, 1995. Price increases, particularly in the Chemicals and Polymers Division, accounted for $23.6 million of the sales increase, while increased volume, including the impact of acquisitions in 1995 accounted for $16.9 million of the increase. Net exchange rate impacts were not material in the first half of 1996.

   Sales for the Chemicals and Polymers Division increased 3.3% to $240.6 million in the first six months of fiscal 1996 versus $233.0 million for the same period of the prior year as this division is benefitting from higher selling prices; particularly in rubber chemicals, somewhat offset by lower EPDM volumes due to the factors previously addressed in the second quarter analysis.

   Sales of Crop Protection chemicals in the first six months of fiscal 1996 increased 27.4% to $146.4 million from $114.9 million in the same period last year. The Duphar Acquisition was the primary factor contributing to this increase. Excluding the Duphar Acquisition, sales increased 6.3% versus the prior year.

   Specialties Division sales of $136.3 million in the first half of fiscal 1996 increased $2.2 million, or 1.7%, compared to $134.1 million in the first half of fiscal 1995 primarily due to higher urethane prepolymer sales being mostly offset by lower sales of chemical intermediates and other specialty chemicals due to the factors previously discussed in the quarterly analysis.

Operating Income

   Operating income was $60.4 million for the first six months of fiscal 1996 an increase of 4.7% over the first half of 1995 after adjusting for the one time insurance proceeds in the prior period. Gross profit increased as a result of the higher sales as the gross margin percentage remained constant at 31% after adjusting for the 1995 insurance recoveries.

   Selling, general and administrative expenses during the first six months of fiscal 1996 were up $8.1 million, or 8.5%, versus the first six months of fiscal 1995 but were essentially flat as a percentage of sales. The increase in expenses was primarily due to the factors previously discussed in the quarterly analysis.

Interest Expense

   Interest expense of $53.3 million for the six months ended March 31, 1996 was $6.9 million lower than the six months ended April 2, 1995, primarily due to the factors discussed in the quarterly analysis.

Other Income (Expense)

   Other income in the first half of fiscal 1995 includes certain non-recurring licensing income and interest income as discussed in the quarterly analysis. Excluding these items, other expense for the first half of 1996 would have been lower than 1995 due to the foreign exchange losses related to the devaluation of the Mexican Peso in the first six months of fiscal 1995.

Income Taxes

   The provision for taxes for the six months ended March 31, 1996 is comprised of a benefit of $7.5 million for federal and state tax and a foreign provision of $9.7 million. The benefit for taxes in the first half of fiscal 1995 includes a reduction of the Companies' deferred tax valuation allowance of $78.9 million.

Liquidity and Capital Resources

   At March 31, 1996, the Companies had $21.8 million of cash and cash equivalents of which $15.5 million was outside the United States. Due to the seasonal nature of Uniroyal Chemical's crop protection business, cash flows typically are lower in the first half of the fiscal year than in the second half of the year. Therefore, cash flow during the first six months of fiscal 1996 and cash availability in the United States at March 31,1996, are not indicative of cash flows and cash availabilities anticipated for the entire fiscal year.

   Net cash used in operating activities for the six months of fiscal 1996 was $7.5 million, or less than half of the $18.5 million used in the first six months of fiscal 1995. Working capital reductions, particularly in inventories, together with lower interest payments, more than offset the lower operating results and higher tax payments.

   The Companies used $15.0 million for capital expenditures during the six months ended March 31,1996 as compared with $26.0 million in the first six months of fiscal 1995. Other investing activities in fiscal 1996 includes the payment of $2.0 million in January 1996 for inventory and certain other assets related to the long-term manufacturing agreement with Negromex.

   Net cash flows from financing activities for the six months ended March 31, 1996 of $16.6 million, primarily consisted of $35.7 million in net short-term borrowings, including $50.0 million in borrowings under Uniroyal Chemical's recently amended $150 million U.S. Credit Agreement. These additional borrowings are mainly due to the seasonal cash nature of the Companies' crop protection business. In addition, $19.9 million of long-term debt was retired, including scheduled maturities of $9.9 million and $10.0 million of debt repurchases the Companies' made in the open market in March 1996.

Future Liquidity

   Management believes that projected cash flows from operations and the Companies' current capital position will provide sufficient liquidity to meet the Companies' anticipated short and long-term operating and capital requirements. Factors supporting this belief include the Companies' operating income growth and the reduction in interest expense to be realized as a result of the current and anticipated repayments of long-term debt.

Recent Events

   In April 1996, UCC announced that it has voluntarily cancelled registered uses of its propargite miticide on certain crops in the United States. The action was taken to reduce dietary exposure as requested by the United States Environmental Protection Agency ("EPA"), using EPA's current risk assessment model. Existing stocks of propargite will be relabeled by the Companies, and new labels will be placed in the hands of growers and pesticide applicators. Tests to confirm that propargite does not pose a dietary risk are continuing under EPA approved protocols. The Companies estimate that the impact of this voluntary action on fiscal 1996 annual pretax earnings will be approximately $5.0 million.

      UCC entered into an Agreement and Plan of Merger, dated as of April 30, 1996 (the "Merger Agreement"), with Crompton & Knowles Corporation ("Crompton") and Tiger Merger Corp. ("Tiger"). The merger agreement provides, among other things, pursuant to the terms and subject to the conditions therein, that Tiger, a wholly-owned subsidiary of Crompton, will merge with and into UCC (the "Merger"). Under the terms of the Merger Agreement, each share of UCC's common stock issued and outstanding immediately prior to the consummation of the Merger will be converted into a number of shares of Crompton common stock equal to the Exchange Ratio. The "Exchange Ratio" equals $15.00 divided by the average closing price of Crompton's common stock on the New York Stock Exchange Composite Tape for the twenty trading days ending with the third trading day preceding the date of the mailing of the proxy statement/prospectus to UCC's and Crompton's stockholders; provided that the Exchange Ratio shall not be less than
0.9091 nor more than 1.1111. Each share of UCC's Series A Cumulative Redeemable Preferred Stock and Series B Preferred Stock issued and outstanding immediately prior to the consummation of the Merger will be converted into and represent a number of shares of Crompton common stock equal to the Exchange Ratio multiplied by 6.667.

    The Merger Agreement provides that UCC would be required to pay Crompton a termination fee of $50 million if the Merger Agreement is terminated (i) under certain circumstances following receipt of a proposal for a competing transaction and a competing transaction is consummated within one year following such termination or (ii) after UCC's determination to terminate the Merger Agreement to pursue a competing transaction that would be more favorable to UCC stockholders than the proposed Merger with Crompton.

    The Merger is subject to the satisfaction or waiver of various conditions, including approval by the stockholders of both UCC and Crompton, Hart-Scott-Rodino and other regulatory approvals and availability of tax-free status and pooling of interests accounting treatment. The Merger is anticipated to close in the third calendar quarter of this year.

    On May 8, 1996, UCC amended the Rights Agreement (the "Rights Agreement"), dated April 29, 1993 and amended October 31, 1995, between UCC and Chemical Bank ("Amendment No. 2"). Amendment No. 2 provides that neither Crompton nor any of its Affiliates (as defined in the Rights Agreement) shall become an Acquiring Person (as defined in the Rights Agreement) as a result of the execution of the Merger Agreement or consummation of the Merger (as defined in the Merger Agreement) pursuant to the terms of the Merger Agreement.

 A copy of the Merger Agreement is included herewith as Exhibit 2.

                      PART II - OTHER INFORMATION

                       ITEM 1 - LEGAL PROCEEDINGS


(i) Reference is made to page 16 of Uniroyal Chemical's Annual Report on Form 10-K for the fiscal year ended October 1, 1995, for information pertaining to the settlement by Uniroyal Chemical as part of a group of settling defendants, of certain personal injury and property damage suits arising from the Combustion, Inc. site in Denham Springs, Louisiana. Final court approval of the settlement and the dismissal of Uniroyal Chemical and the other settling defendants from the suits became effective in April 1996.

                         PART II - OTHER INFORMATION

                 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a)   Exhibits

       2  Agreement and Plan of Merger.

      11  Statement re computation of per share earnings.

      27  Financial data schedules.



(b)   Reports on Form 8-K

      During the quarterly period ended March 31, 1996, the registrants did not file any reports on Form 8-K.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             UNIROYAL CHEMICAL CORPORATION
                                             UNIROYAL CHEMICAL COMPANY, INC.
                                                      (Registrants)



Date:   May 13, 1996                   By /s/    Alexander R. Castaldi
      -----------------                      -----------------------------
                                                   Vice President and
                                                Chief Financial Officer
                                              (Principal Financial Officer)

                        UNIROYAL CHEMICAL CORPORATION
              EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE
       For the three and six months ended March 31, 1996 and April 2, 1995
                     (In thousands, except per share amounts)

                                       Three Months Ended     Six Months Ended
                                      --------------------  --------------------
                                        1996       1995       1996       1995
                                      ---------  ---------  ---------  ---------
NET INCOME APPLICABLE TO COMMON SHARES (primary and fully diluted)

  Income before extraordinary charges  $11,686    $93,836    $ 3,318    $83,300
  Extraordinary charges                   (304)    (8,279)      (304)    (8,279)
  Preferred stock dividends earned        (103)      (101)      (210)      (194)
                                      ---------  ---------  ---------  ---------
  Net income applicable
    to common shares                   $11,279    $85,456    $ 2,804    $74,827
                                      =========  =========  =========  =========
PRIMARY EARNINGS PER SHARE
  Weighted average shares
    outstanding                         24,279     12,945     24,269     11,685
  Effect of warrants                       100        400        103        455
  Effect of stock options                   65        102         61        102
  Other dilutive securities                115        143        109        143
                                      ---------  ---------  ---------  ---------
  Weighted average shares and
    share equivalents outstanding       24,559     13,590     24,542     12,385
                                      =========  =========  =========  =========
  Earnings per common share:
   Income before extraordinary charges $  0.47    $  6.91    $  0.13    $ 6.73
   Extraordinary charges                 (0.01)     (0.61)     (0.01)    (0.67)
   Preferred stock dividends earned         --      (0.01)     (0.01)    (0.02)
                                      ---------  ---------  ---------  ---------
    Net income per common share        $  0.46    $  6.29    $  0.11    $ 6.04
                                      =========  =========  =========  =========

FULLY DILUTED EARNINGS PER SHARE
  Weighted average shares
    outstanding                         24,279     12,945     24,269     11,685
  Effect of warrants                       100        400        105        455
  Effect of stock options                   71        102         72        102
  Other dilutive securities                123        143        123        143
                                      ---------  ---------  ---------  ---------
  Weighted average shares and
    share equivalents outstanding       24,573     13,590     24,569     12,385
                                      =========  =========  =========  =========
  Earnings per common share
   Income before extraordinary charges $  0.47    $  6.91    $  0.13    $  6.73
   Extraordinary charges                 (0.01)     (0.61)     (0.01)     (0.67)
   Preferred stock dividends earned         --      (0.01)     (0.01)     (0.02)
                                      ---------  ---------  ---------  ---------
   Net income per common share         $  0.46    $  6.29    $  0.11    $  6.04
                                      =========  =========  =========  =========

[FN]
Note:   These calculations are submitted in accordance with Regulation S-K item
601(b)(11).

[FN]
(1) Effect of dilutive securities was determined using the treasury stock method.