Form 10-Q
period 1996-06-30
UNIROYAL CHEMICAL CORP /DE/; UNIROYAL CHEMICAL CO INC
filed 1996-08-12
CIK 858905, 862612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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
Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of July 31, 1996:

Uniroyal Chemical Corporation:      24,308,403 shares of Common Stock;
Uniroyal Chemical Company, Inc.:    100 shares of Common Stock.

PAGE

                         UNIROYAL CHEMICAL CORPORATION
                        UNIROYAL CHEMICAL COMPANY, INC.

                                  FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1996






PART I - FINANCIAL INFORMATION                                              PAGE

Item 1 -- Financial Statements (unaudited):

   -  Consolidated Statements of Operations -
      Three and Nine Months Ended June 30, 1996 and July 2, 1995               2

   -  Consolidated Balance Sheets -
      June 30, 1996 and October 1, 1995                                        3

   -  Consolidated Statements of Cash Flows -
      Nine Months Ended June 30, 1996 and July 2, 1995                         5

   -  Notes to Unaudited Consolidated Financial Statements                     6


Item 2 -- Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9



PART II - OTHER INFORMATION

Item 1 -- Legal Proceedings                                                   13

Item 6 -- Exhibits and Reports on Form 8-K                                    14

       -- Signature                                                           15

                         UNIROYAL CHEMICAL CORPORATION
                         UNIROYAL CHEMICAL COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - in thousands, except per share amounts)

                                    Three Months Ended       Nine Months Ended
                                  ----------------------  ----------------------
                                   June 30,    July 2,     June 30,     July 2,
                                     1996        1995        1996        1995
                                  ----------  ----------  ----------  ----------
Net sales                         $ 302,063   $ 298,604   $ 829,171   $ 784,567

Cost of products sold               194,260     195,837     558,005     519,206
Selling, general and
  administrative expenses            56,313      55,241     159,301     150,172
                                  ----------  ----------  ----------  ----------
    Operating income                 51,490      47,526     111,865     115,189

Interest expense                     26,742      27,747      80,038      87,972
Other (income) expense                  161        (640)      1,712      (1,410)
                                  ----------  ----------  ----------  ----------
    Income before income taxes
      and extraordinary charges      24,587      20,419      30,115      28,627

Provision (benefit) for
  income taxes                        9,923       8,025      12,133     (67,067)
                                  ----------  ----------  ----------  ----------
    Income before
      extraordinary charges          14,664      12,394      17,982      95,694

Extraordinary charges - early
  retirement of debt                   (137)        ---        (441)     (8,279)
                                  ----------  ----------  ----------  ----------
    Net income                       14,527      12,394      17,541      87,415

Preferred stock dividends earned        103         104         313         298
                                  ----------  ----------  ----------  ----------
    Net income applicable
      to common shares            $  14,424   $  12,290   $  17,228   $  87,117
                                  ==========  ==========  ==========  ==========
Earnings per common share:
  Income before
    extraordinary charges             $0.59       $0.50       $0.72      $5.80
  Extraordinary charges               (0.01)        ---       (0.02)     (0.50)
                                  ----------  ----------  ----------  ----------
Net income per common share           $0.58       $0.50       $0.70      $5.30
                                  ==========  ==========  ==========  ==========
Weighted average shares
  outstanding                        24,808      24,572      24,582      16,436


           See notes to unaudited consolidated financial statements

                         UNIROYAL CHEMICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        June 30,     October 1,
                                                         1996           1995
                                                     ------------   ------------
                                                     (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                         $    31,243    $    29,519
   Accounts receivable                                   153,411        159,254
   Inventories                                           196,468        177,647
   Other current assets                                   44,072         39,114
                                                     ------------   ------------
     Total current assets                                425,194        405,534

Property, plant and equipment, net                       378,223        394,472
Intangible assets                                        228,701        241,710
Deferred income taxes                                     65,727         63,890
Other assets                                              63,202         66,101
                                                     ------------   ------------
                                                     $ 1,161,047    $ 1,171,707
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                   $   90,440    $    94,826
   Short-term debt                                        42,245         33,305
   Current portion of long-term debt                      11,122         11,434
   Accrued liabilities                                   109,168        119,077
                                                      ------------  ------------
     Total current liabilities                           252,975        258,642

Long-term debt                                           888,856        910,156
Accrued postretirement liability                         180,966        180,413
Other liabilities                                        125,980        121,725

Stockholders' equity (deficit)
   Preferred Stock                                         4,172          4,172
   Common Stock                                              254            253
   Additional paid-in capital                            177,032        176,799
   Accumulated deficit                                  (429,919)      (447,460)
   Pension liability adjustment                           (3,617)        (3,617)
   Cumulative translation adjustment                     (25,008)       (18,488)
   Treasury stock                                        (10,644)       (10,888)
                                                     ------------   ------------
     Total stockholders' deficit                        (287,730)      (299,229)
                                                     ------------   ------------
                                                     $ 1,161,047     $ 1,171,707
                                                     ============   ============


              See notes to unaudited consolidated financial statements

                        UNIROYAL CHEMICAL COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       June 30,      October 1,
                                                         1996           1995
                                                     ------------   ------------
                                                      (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                         $    31,243    $    29,519
   Accounts receivable                                   153,411        159,254
   Inventories                                           196,468        177,647
   Other current assets                                   44,072         39,114
                                                     ------------   ------------
      Total current assets                               425,194        405,534

Property, plant and equipment, net                       378,223        394,472
Intangible assets                                        228,701        241,710
Deferred income taxes                                     65,727         63,890
Other assets                                              63,202         66,101
                                                     ------------   ------------
                                                     $ 1,161,047    $ 1,171,707
                                                     ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable                                  $    90,440    $    94,826
   Short-term debt                                        42,245         33,305
   Current portion of long-term debt                      11,122         11,434
   Accrued liabilities                                   109,168        119,077
                                                     ------------   ------------
     Total current liabilities                           252,975        258,642

Long-term debt                                           888,856        910,156
Accrued postretirement liability                         180,966        180,413
Other liabilities                                        125,980        121,725

Stockholder's equity (deficit)
   Common Stock                                                1              1
   Additional paid-in capital                            172,496        172,018
   Accumulated deficit                                  (431,602)      (449,143)
   Pension liability adjustment                           (3,617)        (3,617)
   Cumulative translation adjustment                     (25,008)       (18,488)
                                                     ------------   ------------
     Total stockholders' deficit                        (287,730)      (299,229)
                                                     ------------   ------------
                                                     $ 1,161,047    $ 1,171,707
                                                     ============   ============



               See notes to unaudited consolidated financial statements

                          UNIROYAL CHEMICAL CORPORATION
                          UNIROYAL CHEMICAL COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited - in thousands)

                                                          Nine Months Ended
                                                     ---------------------------
                                                        June 30,       July 2,
                                                         1996           1995
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    17,541    $    87,415
  Adjustments to reconcile net income to net cash
   from operating activities:
     Depreciation                                         34,541         32,761
     Amortization                                         16,338         15,213
     Non-cash interest                                    12,114         14,928
     Deferred income taxes                                (1,662)       (77,236)
     Extraordinary charge                                    441          8,279
     Other                                                   951            702
     Changes in operating assets and liabilities:
       Accounts receivable                                 5,316        (17,946)
       Inventories                                       (19,525)       (32,687)
       Accounts payable                                   (4,307)        10,962
       Accrued liabilities                                (8,474)       (13,747)
       Other                                              (4,739)         5,311
                                                     ------------   ------------
       Net cash flows from operating activities           48,535         33,955

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (21,582)       (44,923)
  Acquisitions                                               ---        (94,666)
  Other                                                   (2,497)        (6,879)
                                                     ------------   ------------
       Net cash flows used in investing activities       (24,079)      (146,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                           (31,048)      (189,858)
  Proceeds from long-term debt                             1,865         45,055
  Short-term borrowings, net                               8,658         29,537
  Debt issuance costs                                     (1,345)        (2,877)
  Proceeds from issuance of stock                            478        147,049
  Other                                                      ---         (1,274)
                                                     ------------   ------------
       Net cash flows from (used in)
          financing activities                           (21,392)        27,632

  Effects of exchange rate changes on cash                (1,340)        (1,173)
                                                     ------------   ------------
  Net change in cash and cash equivalents                  1,724        (86,054)
  Cash and cash equivalents, beginning of period          29,519        121,344
                                                     ------------   ------------
  Cash and cash equivalents, end of period           $    31,243    $    35,290
                                                     ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                          $75,456        $82,933
  Income taxes paid                                       15,191          5,561

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

2.  Inventories

    A summary of inventory components is as follows (in thousands):

                                                 June 30,     October 1,
                                                  1996           1995
                                              ------------   ------------
       Finished goods                            $143,235       $129,263
       Work in process                              9,743          7,437
       Raw materials                               43,490         40,947
                                              ------------   ------------
                                                 $196,468       $177,647
                                              ============   ============

3.  Capital Stock

    UCC has 50,000,000 shares of Series A and B Preferred Stock authorized at $0.01 par value. As of June 30, 1996, UCC had issued and outstanding 29,721 shares of Series A Cumulative Redeemable Preferred Stock and 12,000 shares of Series B Preferred stock. In addition, UCC has 2,050,000 shares of Series C Junior Participating Preferred Stock authorized at $0.01 par value none of which are issued.

    UCC also has 205,000,000 shares of Common Stock authorized at $0.01 par value. As of June 30, 1996, UCC had issued 25,422,631 shares, including 1,114,228 treasury shares. Uniroyal Chemical has 2,500 shares of common stock authorized at no par value with 100 shares issued and outstanding.

                         UNIROYAL CHEMICAL CORPORATION
                         UNIROYAL CHEMICAL COMPANY, INC.

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.  Income Taxes

    The provision for income taxes for the nine months ended June 30, 1996 and July 2, 1995 includes foreign tax provisions of $14.6 million and $8.1 million, respectively. The difference between the effective and statutory federal income tax rate consists primarily of expenses that are not deductible for income tax purposes, including goodwill amortization, as well as state income taxes and the impact of foreign earnings subject to various foreign tax rates and withholding taxes.

    The benefit for income taxes for the nine months ended July 2, 1995 reflects a benefit of $78.9 million due to the reduction in the Companies' valuation allowance recorded against the Companies' net operating loss carryforward position in the United States. As a result of the debt repurchase concurrent with UCC's initial public offering in March 1995, the Companies expect future taxable income, and therefore it was more likely than not that a significant portion of the loss carryforwards would be realized.

5.  Debt Repurchase

    During April 1996, the Companies repurchased $7.2 million of their long-term debt in the open market. As a result of this repurchase, the Companies recognized an extraordinary charge of $0.1 million comprised of premiums and the write-off of related unamortized fees, net of a related tax benefit of $0.1 million. The 1995 extraordinary charge relates to the debt repurchase concurrent with UCC's initial public offering in March 1995.

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

    Each quarter, the Companies evaluate and review estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Companies' and the anticipated time frame over which payments toward the remediation plan will occur. As of June 30, 1996, the Companies' reserves for environmental liabilities totaled $64.3 million. These estimates may subsequently change should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

7.  Merger Agreement

    UCC entered into an Agreement and Plan of Merger, dated as of April 30, 1996 (the "Merger Agreement"), with Crompton & Knowles Corporation ("Crompton") and Tiger Merger Corp. ("Tiger"). The merger agreement provides, among other things, pursuant to the terms and subject to the conditions therein, that Tiger, a wholly-owned subsidiary of Crompton, will merge with and into UCC (the "Merger"). Under the terms of the Merger Agreement, each share of UCC's common stock issued and outstanding immediately prior to the consummation of the Merger will be converted into .9577 shares of Crompton common stock (the "Exchange Ratio"). The Exchange Ratio is based on the average closing price of Crompton's common stock on the New York Stock Exchange Composite Tape for the twenty trading days ending July 18, 1996. Each share of UCC's Series A Cumulative Redeemable Preferred Stock and Series B Preferred Stock issued and outstanding immediately prior to the consummation of the Merger will be converted into and represent a number of shares of Crompton common stock equal to the Exchange Ratio multiplied by 6.667.

    The Merger, which is intended to be tax free to UCC shareholders and accounted for as a pooling of interests, is subject to approval by the shareholders of both companies at special meetings of stockholders to be held on August 21, 1996. Common stockholders of record on July 9, 1996 will be eligible to vote at the special meeting.

                                  ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Third Quarter 1996 versus 1995

Net Sales

   Consolidated net sales for the third quarter ended June 30, 1996 increased $3.5 million, or 1.2% to $302.1 million from $298.6 million for the third quarter of fiscal 1995, as higher sales for the Chemicals and Polymers and Specialities Divisions more than offset lower sales for the Crop Protection Division.

   Sales for the Chemicals and Polymers Division rose 2.6% in the third quarter to $125.3 million compared to $122.2 million in the third quarter of fiscal 1995 as this division continues to benefit from higher rubber chemical selling prices. Increased nitrile rubber volume also contributed to higher sales.
These increases were partially offset by lower volume and pricing in EPDM due to lower demand and domestic price competition.

   Crop Protection Division sales in the third quarter of fiscal 1996 were $104.3 million, or 2.9% lower than prior year sales of $107.4 million. The primary factors contributing to this decrease were lower infestation levels and adverse weather conditions in the United States as well as a reduction in the number of cotton acres planted. This decrease was somewhat offset by the continuing success of the new Gaucho (TM) seed treatment insecticide and higher sales of farmer applied seed treatment chemicals.

   Specialties Division sales of $70.5 million increased 4.8% versus third quarter sales in fiscal 1995 of $67.3 million. The increase was primarily due to higher urethane prepolymers selling prices in response to higher raw material costs and increased demand and market share of lubricant additives.

Operating Income

   Operating income in the third quarter of 1996 increased by 8.3% to $51.5 million as gross margin increased to 35.7% of net sales versus 34.4% in last year's third quarter. The increase in gross margin is primarily a result of the improved margin percentage in the Chemical and Polymers division primarily due to higher rubber chemical selling prices and increased contribution from the Crop Protection Division due primarily to lower raw material and production costs.

   Selling, general and administrative expenses versus the prior year were
essentially flat as a percentage of sales.   Real dollar expenses rose less than
2% despite increased spending in new product development and promotion. This increased spending was somewhat offset by benefits related to the cost reduction program implemented in the fourth quarter of fiscal 1995.

Interest Expense

   Interest expense for the three months ended June 30, 1996 was $1.0 million lower than the prior year quarter primarily as a result of the Company's debt repurchase program.


                                      9

Income Taxes

   The provision for taxes for the three months ended June 30, 1996 includes a $5.0 million federal and state tax provision, in addition to a foreign provision of $4.9 million.

First nine months 1996 versus 1995

Net Sales

   Consolidated net sales for the nine months ended June 30, 1996 were $829.2 million, a 5.7% increase over sales of $784.6 million for the nine months ended July 2, 1995. The sales increase includes incremental sales of $29.4 million in fiscal 1996 resulting from acquisitions made during fiscal 1995.

   Sales for the Chemicals and Polymers Division increased 3.0% to $365.9 million in the first nine months of fiscal 1996 versus $355.1 million for the same period of the prior year as this division continues to benefit from higher selling prices in all product lines, particularly in rubber chemicals. These increases were somewhat offset by lower EPDM volumes as a result of softening demand and domestic price competition.

   Crop Protection Division sales of $250.7 million in the first nine months of fiscal 1996 increased 12.8% versus sales of $222.3 million in the same period last year. Acquisitions, including the worldwide crop protection business of Solvay Duphar B.V. (the "Duphar Acquisition"), accounted for $25.4 million or 11.4% of the sales increase. The remaining sales increase was primarily due to increased sales of new seed treatment products, primarily Gaucho (TM), partially offset by the factors previously discussed in the third quarter analysis.

   Specialties Division sales in the first nine months of fiscal 1996 increased to $206.9 million, or 2.7%, versus $201.4 million in the prior year primarily due to higher urethane prepolymer sales somewhat offset by lower sales of chemical intermediates and other specialty chemicals. Urethane prepolymer sales increased in all regions of the world due to higher selling prices and increased demand from an expanding international market while demand in the United States is beginning to soften. Other specialty chemical sales were lower primarily from decreased demand of lubricant additives and plastic additives in Europe. These decreases were partially offset by higher sales of Synton (TM) PAO's in the United States due to new applications and enhanced production facilities.

Operating Income

   Operating income was $111.9 million for the first nine months of fiscal 1996. After adjusting fiscal 1995 operating income for non-recurring insurance recoveries of $9.9 million, 1996 operating income was $6.6 million or 6.3% higher than fiscal 1995. Gross profit increased as a result of the higher sales as the gross margin percentage remained constant at approximately 33% after adjusting for the 1995 insurance recoveries.










                                     10
   Selling, general and administrative expenses during the first nine months of fiscal 1996 of $159.3 million were essentially flat as a percentage of sales at approximately 19%. The real dollar increase in expenses was primarily due to incremental expenses related to acquisitions completed during fiscal 1995 including the Duphar Acquisition, increased spending for research and development and promotional spending on new products such as Gaucho. These increases were partially offset by benefits related to the cost reduction program implemented in the fourth quarter of fiscal 1995.

Interest Expense

   Interest expense of $80.0 million for the nine months ended June 30, 1996 was $7.9 million lower than the nine months ended July 2, 1995, primarily due to the debt repurchase concurrent with UCC's initial public offering ("IPO") in March 1995 and the Company's continuing debt repurchase program. These savings were partially offset by additional interest expense related to the Duphar Acquisition financing.

Other Income (Expense)

   Other income in the first nine months of fiscal 1995 included certain non-recurring licensing income and interest income resulting from the build up of cash in the first six months of fiscal 1995 in anticipation of the debt repurchase concurrent with the IPO and the Duphar Acquisition in March 1995. Excluding these items, other expense for the first nine months of 1996 would have been lower than 1995 due to the foreign exchange losses related to the devaluation of the Mexican Peso in the first nine months of fiscal 1995.

Income Taxes

   The provision for taxes for the nine months ended June 30, 1996 is comprised of a benefit of $2.5 million for federal and state tax and a foreign provision of $14.6 million. The benefit for taxes in the first nine months of fiscal 1995 includes a reduction of the Companies' deferred tax valuation allowance of $78.9 million.

Liquidity and Capital Resources

   At June 30, 1996, the Companies had $31.2 million of cash and cash equivalents of which $26.0 million was outside the United States. Due to the seasonal nature of Uniroyal Chemical's crop protection business, cash flows typically are lower in the first half of the fiscal year than in the second half of the year. Therefore, cash flow during the first nine months of fiscal 1996 and cash availability in the United States at June 30,1996, are not indicative of cash flows and cash availabilities anticipated for the entire fiscal year.

   Net cash from operating activities for the first nine months of fiscal 1996 was $48.5 million, or a $14.6 million increase versus the first nine months of fiscal 1995. The primary reasons for this improvement were lower seasonal net working capital usage and lower interest payments. Partially offsetting these improvements were higher tax payments and slightly lower operating results as the nine months ended July 2, 1995 included non-recurring insurance proceeds.







                                   11
   The Companies used $21.6 million for capital expenditures during the nine months ended June 30,1996 as compared with $44.9 million in the first nine months of fiscal 1995. This decrease was do to major capacity expansion projects in the prior year that did not recur in this year. Other investing activities in fiscal 1996 includes the payment of $2.0 million in January 1996 for inventory and certain other assets related to the long-term manufacturing agreement with Negromex.

   Net cash flows used in financing activities for the nine months ended June 30, 1996 of $21.4 million, primarily consisted of $31.0 million in long-term debt repayments, including scheduled maturities of $11.7 million and $17.2 million of debt repurchases Uniroyal Chemical made in the open market. In addition, Uniroyal Chemical used $8.7 million in net short-term borrowings, including $13.8 million under its credit facility. These additional borrowings were mainly due to the seasonal cash nature of the Companies' crop protection business.

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

Recent Events

         UCC entered into an Agreement and Plan of Merger, dated as of April 30, 1996 (the "Merger Agreement"), with Crompton & Knowles Corporation ("Crompton") and Tiger Merger Corp. ("Tiger"). The merger agreement provides, among other things, pursuant to the terms and subject to the conditions therein, that Tiger, a wholly-owned subsidiary of Crompton, will merge with and into UCC (the "Merger"). Under the terms of the Merger Agreement, each share of UCC's common stock issued and outstanding immediately prior to the consummation of the Merger will be converted into .9577 shares of Crompton common stock (the "Exchange Ratio"). The Exchange Ratio is based on the average closing price of Crompton's common stock on the New York Stock Exchange Composite Tape for the twenty trading days ending July 18, 1996. Each share of UCC's Series A Cumulative Redeemable Preferred Stock and Series B Preferred Stock issued and outstanding immediately prior to the consummation of the Merger will be converted into and represent a number of shares of Crompton common stock equal to the Exchange Ratio multiplied by 6.667.

    The Merger, which is intended to be tax free to UCC shareholders and accounted for as a pooling of interests, is subject to approval by the shareholders of both companies at special meetings of stockholders to be held on August 21, 1996. Common stockholders of record on July 9, 1996 will be eligible to vote at the special meeting.

                      PART II - OTHER INFORMATION

                       ITEM 1 - LEGAL PROCEEDINGS



Counsel for UCC, Crompton, Tiger and the counsel for plaintiff entered into a memorandum of understanding (the "Memorandum of Understanding") dated August 5, 1996 in connection with the settlement of a purported class action lawsuit filed in the Delaware Court of Chancery, County of New Castle entitled Fassbender v. Mazaika, et al., which had sought, among other things, to enjoin consummation of the Merger. Among other things, the Memorandum of Understanding provides that, in full settlement of the claims asserted, (i) the Agreement and Plan of Merger, dated as of April 30, 1996 (the "Merger Agreement"), between UCC, Crompton and Tiger will be amended so as to reduce the fee payable to Crompton upon termination of the Merger Agreement under certain circumstances from $50 million to $35 million, (ii) UCC will promptly disseminate to UCC stockholders the Third Quarter Report, (iii) the defendants will publicly disclose this proposed settlement by a filing with the Securities and Exchange Commission and (iv) the plaintiff will withdraw his request for a preliminary injunction enjoining consummation of the Merger. The Merger Agreement was amended as of August 7, 1996 to reduce the termination fee as contemplated in the Memorandum of Understanding.


The consummation of the proposed settlement is subject to (i) completion by the plaintiff of discovery, (ii) execution of definitive settlement documents, (iii) notice to members of the plaintiff class and (iv) approval by the Delaware Court of Chancery. In connection with the proposed settlement, the defendants have agreed that they will not oppose plaintiff's counsel's application for an award of fees and expenses not to exceed $350,000 in the aggregate, to be paid by Crompton and/or UCC.

UCC and its directors have denied, and continue to deny, that any of them have committed any violations of law or breaches of duty to plaintiff or any member of the plaintiff class, UCC or its stockholders, or anyone else. The defendants entered into the Memorandum of Understanding in order to eliminate the distraction and expense of further litigation.

                       PART II - OTHER INFORMATION

                 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a)   Exhibits

      11  Statement re computation of per share earnings.

      27  Financial data schedule.



(b)   Reports on Form 8-K

      During the quarterly period ended June 30, 1996, the registrants did not file any reports on Form 8-K.

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



Date:  August 12, 1996                   By /s/    Alexander R. Castaldi
      -----------------                      -----------------------------
                                                   Vice President and
                                                Chief Financial Officer
                                              (Principal Financial Officer)

                         UNIROYAL CHEMICAL CORPORATION
              EXHIBIT 11 - COMPUTATION OF EARNINGS PER COMMON SHARE
       For the three and nine months ended June 30, 1996 and July 2, 1995
                     (In thousands, except per share amounts)

                                       Three Months Ended    Nine Months Ended
                                      --------------------  --------------------
                                        1996       1995       1996       1995
                                      ---------  ---------  ---------  ---------
NET INCOME APPLICABLE TO COMMON SHARES (primary and fully diluted)
  Income before extraordinary charges  $14,664    $12,394    $17,982    $95,694
  Extraordinary charges                   (137)        --       (441)    (8,279)
  Preferred stock dividends earned        (103)      (104)      (313)      (298)
                                      ---------  ---------  ---------  ---------
  Net income applicable
    to common shares                   $14,424    $12,290    $17,228    $87,117
                                      =========  =========  =========  =========
PRIMARY EARNINGS PER SHARE
  Weighted average shares
    outstanding                         24,293     24,127     24,277     15,832
  Effect of warrants                       104        219        104        376
  Effect of stock options                  252         87        127         88
  Other dilutive securities                159        139         74        140
                                      ---------  ---------  ---------  ---------
  Weighted average shares and
    share equivalents outstanding       24,808     24,572     24,582     16,436
                                      =========  =========  =========  =========
  Earnings per common share:
   Income before extraordinary charges $  0.59    $  0.50    $  0.73    $ 5.82
   Extraordinary charges                 (0.01)        --      (0.02)    (0.50)
   Preferred stock dividends earned         --         --      (0.01)    (0.02)
                                      ---------  ---------  ---------  ---------
    Net income per common share        $  0.58    $  0.50    $  0.70    $ 5.30
                                      =========  =========  =========  =========

FULLY DILUTED EARNINGS PER SHARE
  Weighted average shares
    outstanding                         24,293     24,127     24,277     15,832
  Effect of warrants                       104        219        107        376
  Effect of stock options                  327        106        332        100
  Other dilutive securities                183        140        184        142
                                      ---------  ---------  ---------  ---------
  Weighted average shares and
    share equivalents outstanding       24,907     24,592     24,900     16,450
                                      =========  =========  =========  =========
  Earnings per common share
   Income before extraordinary charges $  0.59    $  0.50    $  0.72    $  5.82
   Extraordinary charges                 (0.01)        --      (0.02)     (0.50)
   Preferred stock dividends earned         --         --      (0.01)     (0.02)
                                      ---------  ---------  ---------  ---------
   Net income per common share         $  0.58    $  0.50    $  0.69    $  5.30
                                      =========  =========  =========  =========

Note:   These calculations are submitted in accordance with Regulation S-K item
601(b)(11).


(1) Effect of dilutive securities was determined using the treasury stock method.