Form 10-K
period 1996-09-28
UNIROYAL CHEMICAL CORP /DE/; UNIROYAL CHEMICAL CO INC
filed 1997-01-10
CIK 858905, 862612

SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C. 20549
                      _______________
                        FORM 10-K
(Mark One)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 28, 1996
                            OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from _____ to _____

       Commission File Numbers:  0-25586 and 33-66740

                UNIROYAL CHEMICAL CORPORATION
       (Exact name of registrant as specified in its charter)

           DELAWARE                    06-1258925
 (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)       Identification No.)

                 UNIROYAL CHEMICAL COMPANY, INC.
       (Exact name of registrant as specified in its charter)

          NEW JERSEY                   06-114-8490
(State or other jurisdiction of       (I.R.S. Employer
 incorporation or organization)        Identification No.)

BENSON ROAD
MIDDLEBURY, CONNECTICUT                       06749
(Address of principal executive offices)     (Zip Code)

Registrants' telephone number, including area code - (203) 573-2000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports); and (2) have been subject to such filing
requirements for the past 90 days.  Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K [   ].

None of the voting stock of Uniroyal Chemical Corporation or Uniroyal Chemical Company, Inc. is held by non-affiliates.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of December 15, 1996:

    Uniroyal Chemical Corporation: 100 shares of Common Stock;

    Uniroyal Chemical Company, Inc.: 100 Shares of No Class
                                     Common Stock.

           Documents incorporated by reference

                           None

Registrants meet the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and are therefore filing this Form with the reduced disclosure format.


                                INDEX

                                                         Page
PART 1

Item 1.  Business                                          1

       (a) Businesses of Uniroyal Chemical Company, Inc
             and Uniroyal Chemical Corporation             1
       (b) Merger with Crompton & Knowles Corporation      1

Item 2.  Properties                                        1

Item 3.  Legal Proceedings                                 2
Item 4.  Submission of Matters to a Vote of Security
         Holders                                           5


PART II

Item 5.  Market for Registrants' Common Equity and
         Related Stockholder Matters                       5

Item 6.  Selected Financial Data                           5

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               5

Item 8.  Financial Statements and Supplementary Data       7

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure               7


PART III

Item 10.  Directors and Executive Officers of the
          Registrants                                      7

Item 11.  Executive Compensation                           7

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                   7

Item 13.  Certain Relationships and Related Transactions   7


PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                               8



     The Registrants are not required by Section 13 or 15(d) of the Securities Exchange Act of 1934 to file this Report, which is being filed to comply with certain provisions of the indentures applicable to three series of outstanding public debt of Uniroyal Chemical Corporation and one series of such debt of Uniroyal Chemical Company, Inc.

*   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *   *



                               PART I


ITEM 1.   BUSINESS

Businesses of Uniroyal Chemical Company, Inc. and Uniroyal
Chemical Corporation

     Uniroyal Chemical Company, Inc. ("Uniroyal Chemical") is a major multinational manufacturer of a wide variety of specialty chemical products, including specialty elastomers, rubber chemicals, crop protection chemicals and additives for the plastics and lubricants industries. Uniroyal Chemical produces high value added products which are currently marketed in approximately 120 countries. Uniroyal Chemical's products serve a wide variety of end use markets including agriculture, petrochemical, automotive, tires, hoses, plastics, appliances, lubricants, construction, recreation and mining. Uniroyal Chemical's business has its origins in the chemical operations of the U.S. Rubber Company, which date back over 90 years.

     Uniroyal Chemical Corporation ("UCC") has no operations and its sole material asset is the capital stock of Uniroyal
Chemical.

Merger with Crompton & Knowles Corporation

     There is incorporated by reference herein Item 1 of the Registrants' Current Report on Form 8-K dated August 21, 1996, for information pertaining to an Agreement and Plan of Merger dated as of April 30, 1996, as amended, by and among UCC, Crompton & Knowles Corporation ("Crompton & Knowles") and Tiger Merger Corp. ("Subcorp"), a wholly owned subsidiary of Crompton & Knowles, whereby Subcorp was merged with and into UCC (the "Merger") effective on August 21, 1996. As a result of the Merger, UCC became a wholly owned subsidiary of Crompton & Knowles. Uniroyal Chemical remained a wholly owned subsidiary of UCC.


ITEM 2.  PROPERTIES

     Uniroyal Chemical and its subsidiaries (including Gustafson, Inc.) ("Gustafson") operate 16 production facilities worldwide. While most manufacturing plants produce a variety of products, three are dedicated to individual products. The four most significant production facilities are in Elmira, Ontario, Canada; Geismar, Louisiana; Naugatuck, Connecticut and Latina, Italy. Gustafson operates four facilities: an equipment manufacturing plant in Eden Prairie, Minnesota and chemical formulation facilities in Marsing, Idaho; Des Moines, Iowa and Pekin, Illinois.

     Uniroyal Chemical holds a 50% voting interest in Rubicon
Inc. which operates a chemical production facility located in Geismar, Louisiana that in part is dedicated to producing certain intermediates for Uniroyal Chemical.

     Uniroyal Chemical conducts research and development in facilities in Bethany, Middlebury and Naugatuck, Connecticut; Guelph, Ontario, Canada and Evesham, England. In addition, Gustafson conducts research and development at a facility in Frisco, Texas. Uniroyal Chemical and Gustafson each also operate field stations for crop protection research and development activities.

     Uniroyal Chemical and UCC maintain headquarters facilities at Middlebury, Connecticut.

ITEM 3.  LEGAL PROCEEDINGS

     Uniroyal Chemical and its subsidiaries are involved in claims, litigation, administrative proceedings and investigations of various types in several jurisdictions. A number of such matters involve claims for a material amount of damages relating to or alleging environmental liabilities, including clean up costs associated with hazardous waste disposal sites, property damage and personal injuries.

     Environmental Liabilities. In connection with establishing appropriate reserves for environmental liabilities, Uniroyal Chemical regularly updates its estimates of costs associated with the restoration of identified off-site and on-site disposal sites and other environmental requirements. Uniroyal Chemical believes that the most likely future amount of its currently known environmental liabilities is approximately $95.1 million which was reserved as of September 29, 1996, for the costs associated with liabilities for past off-site and on-site disposal of hazardous materials based on Uniroyal Chemical's interpretation of current environmental laws and regulations. These estimates may change should additional sites be identified, additional remediation measures be required to be undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted. Uniroyal Chemical intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to these matters.

     Uniroyal Chemical generally assesses the possibility for toxic tort claims. Such liabilities are dependent upon complex factors. Five facilities have been identified where the possibility for toxic tort claims may be significant, i.e. as situations where chemicals are believed to have migrated off-site, thus posing risk of exposure. There are no lawsuits pending involving any of these five facilities. Virtually all, if not all, of the off-site disposal sites to which Uniroyal Chemical may have sent toxic materials pose a possibility for toxic tort claims. There are currently pending five toxic tort claims against Uniroyal Chemical and others arising from these off-site disposal sites.

    Uniroyal Chemical has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and/or state equivalents for cleanup costs associated with waste disposal sites at various locations in the United States by the United States Environmental Protection Agency ("EPA"), state or local governmental agencies, and/or other PRPs. Because CERCLA has been construed to authorize joint and several liability, the government could seek to recover all cleanup costs at a waste disposal site from any one of the PRPs for such site, including Uniroyal Chemical, despite the involvement of other PRPs. In many cases, Uniroyal Chemical is one of several hundred PRPs so identified. In a few instances, Uniroyal Chemical is one of only a handful of PRPs. In certain instances, a number of other financially responsible PRPs are also involved, and Uniroyal Chemical expects that any ultimate liability resulting from such matters will be apportioned between Uniroyal Chemical and such other parties. The more significant of these matters are described below.

o Beacon Heights and Laurel Park - Uniroyal Chemical is a member of the Beacon Heights Coalition, a group of entities engaged in remedial work at the Beacon Heights site in the State of Connecticut pursuant to a Consent Decree entered in 1987. The actions required by this Consent Decree have been essentially completed. There is a continuing requirement for operation and maintenance at the site.

     Over many years, Uniroyal Chemical has entered into and performed activities pursuant to a series of Administrative Orders with respect to the Laurel Park site located in the State of Connecticut. The EPA, the State of Connecticut, and the Laurel Park Coalition (consisting of Uniroyal Chemical and a number of other parties) have entered into a Consent Decree governing the design and implementation of the selected remedy. Remedial construction began at the Laurel Park site in July 1996, and is anticipated to be completed in 1998.

     Consolidated litigation brought by the Beacon Heights and Laurel Park Coalitions seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. In November 1996, the United States Court of Appeals for the Second Circuit reversed judgments granted to other defendants in that litigation and the litigation will be remanded for further proceedings.

o Cleve Reber - Uniroyal Chemical and three other corporations named in an Administrative Order issued by the EPA have complied with such Order which governs remediation of the site located in the State of Louisiana. The cooperating parties are negotiating a consent agreement with the EPA for operation and maintenance of the site and to resolve all of the EPA's past cost claims.

o Petro Processors - This matter relating to a site in the State of Louisiana was initiated in 1981. Litigation was instituted by the EPA against a number of parties, including Uniroyal, Inc. (which Uniroyal Chemical has agreed to indemnify), seeking cleanup of the Petro Processors site. A Consent Decree was entered to settle the case in February 1984, which required the defendants to clean up the site to the satisfaction of the EPA under supervision of the court. A settlement among the ten defendants, dated December 16, 1983, defines the percentage to be borne by each defendant of the currently estimated future cost of $100 million to complete remediation of the site. Although the allocations are subject to a confidentiality order, Uniroyal Chemical believes that the amount it will pay will not be material to its financial condition or results of operations.

o Vertac - Uniroyal Chemical and its Canadian subsidiary, Uniroyal Chemical Ltd., were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules") relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas allegedly contaminated by dioxins. Uniroyal Chemical has been dismissed from the litigation. On November 18, 1993, the liability phase of trial in this matter, as to Uniroyal Chemical Ltd., concluded with the issuance of a jury verdict holding that Uniroyal Chemical Ltd. is liable under CERCLA Section 107 to the United States of America, the State of Arkansas and Hercules; that there is a reasonable basis for divisibility in this matter so that Uniroyal Chemical Ltd.'s liability is not joint and several; that Uniroyal Chemical Ltd. is not liable in contribution to Hercules; and that Hercules is liable in contribution to Uniroyal Chemical Ltd. The Court has received full briefs on the issues of which, if any, portions of the jury verdict are binding and which are advisory only, but has yet to rule on such issues or enter judgment in the matter. If interlocutory appeals from judgment once entered are not allowed, the allocation phase of the proceedings will begin. No ultimate determination of the amount of Uniroyal Chemical Ltd.'s liability, if any, is expected prior to the end of 1997. In addition, a new case has been filed by several individuals seeking natural resource damages. Uniroyal Chemical Ltd. has filed a Motion to Dismiss but currently all proceedings are stayed pending appeal of an order issued by the Court on November 2, 1996, which disqualified plaintiffs' counsel. Recently, Uniroyal Chemical and Uniroyal Chemical Ltd. received a notice from the U.S. Department of Interior of its intent to perform a Natural Resource Damage Assessment at the site.

Other Environmental Matters

o Sundor Canada Inc. - On July 13, 1990, Sundor Canada Inc. ("Sundor") instituted suit against Uniroyal Chemical Ltd. and others including the Ontario Ministry of the Environment and the Regional Municipality of Waterloo in the Ontario Court of Justice (General Division) at Toronto claiming that Uniroyal Chemical Ltd. and others are responsible for losses resulting from Sundor's recall of packaged juices and fruit due to Sundor's use of the public water derived from Elmira groundwater which was allegedly contaminated by Uniroyal Chemical Ltd. Uniroyal Chemical Ltd. has asserted, inter alia, that such recall was completely voluntary and in any event unnecessary to protect health and was not caused or justified by any activities of Uniroyal Chemical Ltd. Uniroyal Chemical Ltd. has instituted third-party claims against its co-defendants in the action. Co-defendants in the action have instituted third-party claims against Uniroyal Chemical Ltd. Examinations for discovery, restricted to the issue of damages suffered by the plaintiff, were held in March 1995. The plaintiff has provided additional information requested by defendants relating to plaintiff's damages. A pre-trial/mediation has been scheduled for March and April 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No response to this item is required as Registrants meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K ("No Response Required").


                         PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     There is no established market for the Common Stock of Uniroyal Chemical, all of which is owned by UCC, or for the Common Stock of UCC, all of which is owned by Crompton & Knowles. See "BUSINESS - Merger with Crompton & Knowles Corporation" for information about the Merger.

     The operations of UCC are conducted through Uniroyal Chemical and its subsidiaries and, therefore, UCC relies on Uniroyal Chemical's cash flow to satisfy its debt obligations and other cash needs. The debt agreements of Uniroyal Chemical restrict its ability to provide funds to UCC. Likewise, the provisions of the debt agreements of UCC restrict its ability to pay dividends, and UCC has never paid cash dividends on shares of its Common Stock. See Note 6 of Notes to Consolidated Financial Statements of Uniroyal Chemical.

ITEM 6.  SELECTED FINANCIAL DATA

     No Response Required.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The response to this item has been limited to an analysis of the results of operations for the 1996 fiscal year as compared with fiscal 1995 as Registrants meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

Operating Results - 1996 as Compared to 1995

Net Sales

     Net sales for fiscal 1996 increased by 5% to $1,132.7 million from $1,079.3 million for fiscal 1995. Approximately half of the increase was a result of the impact of acquisitions made in fiscal 1995, with the remainder primarily attributable to price increases.

     Chemicals and Polymers sales were up $13.3 million, or 3%, in fiscal 1996 compared to fiscal 1995, primarily attributable to improved selling prices in rubber chemicals and increased unit volume for nitrile rubber, partially offset by lower unit volume and pricing in the EPDM business.

     Sales of Crop Protection chemicals were up $26.9 million, or 8%, in fiscal 1996 as compared to the prior year due primarily to the acquisition of the crop protection business of Solvay Duphar in March of 1995. Lower insecticide sales due to lower infestation levels in the U.S. were offset primarily by increases in international sales and sales of seed treatment products.

     Specialties sales of $282.2 million increased 5% in fiscal
1996 compared to fiscal 1995 attributable primarily to higher unit volume of urethane prepolymers.

Operating Profit

     Gross margin as a percentage of net sales of 38.1% increased from the 37.3% in the 1995 fiscal year, after excluding the impact of certain special income in 1995. Consolidated operating profit, before merger and related costs of $52.6 million and a special charge for environmental costs of $30.0 million, increased 12% to $158.0 million from $140.9 million in the prior year after adjustment for certain special income, net of $4.9 million in fiscal 1995. The improvement in operating profit resulted primarily from the increase in volume due to acquisitions and lower operating costs.

Other

    Selling, general and administrative expenses of $166.7 million increased less than 1% versus fiscal 1995 and decreased as a percentage of sales, as the impact of acquisitions, new product promotions and inflation was offset by the cost reduction program charge of $5.0 million in fiscal 1995 and the benefits of that program in fiscal 1996. Depreciation and amortization of $67.9 million increased 4% versus fiscal 1995 primarily as a result of a higher fixed asset base including acquisitions. Research and development costs of $39.0 million increased 7% from the prior year and remained constant as a percentage of sales.

     Merger and related costs of $52.6 million comprised principally severance and other personnel costs of $27.3 million, investment banking fees of $5.9 million, legal fees of $4.7 million, debt related fees of $6.4 million, facility consolidation costs of $3.4 million and other costs of $4.9 million. A special environmental provision of $30.0 million reflects UCC's evaluation, based on current information, of its obligation for environmental remediation activities.

     Interest expense for fiscal 1996 of $106.5 million decreased 7% from fiscal 1995 primarily due to lower levels of indebtedness. Other income of $0.3 million decreased $2.3 million versus fiscal 1995 primarily due to lower interest income in fiscal 1996 and special licensing income reported in the prior year. The effective tax rate, excluding the tax impact of merger and related costs ($8.3 million) and a special charge for environmental costs ($11.5 million), was 40.1% versus 40.2% in fiscal 1995 after adjustment for special credits of $78.9 million in 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     There is incorporated by reference herein the information set forth on the Index to Financial Statements and Financial
Statement Schedules on Page F-1.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     There is incorporated by reference herein Items 4 and 7 of the Registrants' Current Report on Form 8-K dated September 27, 1996, for information pertaining to the replacement of the accounting firm of Deloitte & Touche LLP with KPMG Peat Marwick LLP to serve as independent certifying public accountants for UCC and its subsidiaries. KPMG Peat Marwick LLP is the independent certifying public accountant for Crompton & Knowles and its subsidiaries.

                        PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

   No Response Required.

ITEM 11.   EXECUTIVE COMPENSATION

   No Response Required.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

        No Response Required.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          No Response Required.


                          PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1.  Financial Statements

    The financial statements, and the notes thereto, listed on Page F-1 are filed herewith as part of this Report.

     2.  Financial Statement Schedules

    The financial statement schedules listed on page F-1 are filed herewith as part of this Report.

     3.  Exhibits

     The exhibits listed in the accompanying Exhibit Index are filed herewith as part of this Report.

(b)  Reports on Form 8-K filed in fourth quarter 1996

   During the fiscal fourth quarter of 1996, the Registrants filed a Current Report on Form 8-K dated August 21, 1996, reporting on Item 1, Changes In Control of Registrant. In addition, on September 30, 1996, the Registrants filed a Current Report on Form 8-K dated September 27, 1996, reporting on Item 4, Changes In Registrants' Certifying Accountant and Item 8, Change in Fiscal Year and including an exhibit pursuant to Item 7, Financial Statements and Exhibits.

(c)  Exhibits

   See Exhibit Index.

(d)  Financial Statement Schedules

       See Index to Financial Statements and Financial Statement
Schedules on page F-1.


                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          UNIROYAL CHEMICAL CORPORATION


Date: January  9, 1997       By:  /s/ Vincent A. Calarco
                                  Vincent A. Calarco
                                  President and Chief Executive
                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 9th day of January, 1997.

          Signature                        Title


       /s/  Vincent A. Calarco          Chairman of the Board,
            Vincent A. Calarco          President, Chief
                                        Executive Officer and
                                        Director

       /s/ Charles J. Marsden           Vice President and Chief
           Charles J. Marsden           Financial Officer and
                                        Director (principal
                                        financial officer)

     /s/  John T. Ferguson II           Vice President,
          John T. Ferguson II           General Counsel, Secretary
                                        and Director

     /s/ Michael F. Vagnini             Controller (principal
         Michael F. Vagnini             accounting officer)



                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNIROYAL CHEMICAL COMPANY, INC.

Date: January  9, 1997         By:   /s/ Vincent A. Calarco
                                         Vincent A. Calarco

                            President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 9th day of January, 1997.

          Signature                           Title


    /s/  Vincent A. Calarco            President, Chief Executive
         Vincent A. Calarco            Officer and Director


   /s/ Charles J. Marsden               Vice President and Chief
       Charles J. Marsden               Financial Officer and
                                        Director (principal
                                        financial officer)


 /s/  John T. Ferguson II              Vice President, General
      John T. Ferguson II              Counsel Secretary and
                                       Director


 /s/ Michael F. Vagnini                Controller (principal
     Michael F. Vagnini                accounting officer)




INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   UNIROYAL CHEMICAL CORPORATION
                  UNIROYAL CHEMICAL COMPANY, INC.


FINANCIAL STATEMENTS                                        PAGE

   Independent Auditors' Report
       KPMG Peat Marwick LLP                                 F-2
       Deloitte & Touche LLP                                 F-3

   Consolidated Statements of Operations for Fiscal Years
   1996, 1995 and 1994                                       F-4

   Consolidated Balance Sheets - September 28, 1996 and
   October 1, 1995
       Uniroyal Chemical Corporation                         F-5
       Uniroyal Chemical Company, Inc.                       F-7

   Consolidated Statements of Stockholders' Equity (Deficit)
   for Fiscal Years 1996, 1995 and 1994
       Uniroyal Chemical Corporation                         F-8
       Uniroyal Chemical Company, Inc.                       F-10

   Consolidated Statements of Cash Flows for Fiscal 1996,
   1995 and 1994                                             F-11

   Notes to Consolidated Financial Statements                F-13


FINANCIAL STATEMENT SCHEDULES

   Schedule I  - Condensed Financial Information of
   Registrant                                                S-1

   Schedule II - Valuation and Qualifying Accounts           S-5




Certain schedules are omitted because they are not applicable or the required information is provided in the Financial Statements or related notes thereto.



                  INDEPENDENT AUDITORS' REPORT


Board of Directors
Uniroyal Chemical Corporation
Uniroyal Chemical Company, Inc.

We have audited the following 1996 consolidated financial statements:

    UNIROYAL CHEMICAL CORPORATION
       Consolidated Balance Sheet - September 28, 1996
       Consolidated Statements of Operations, Stockholders'
         Equity (Deficit) and Cash Flows for fiscal year 1996


    UNIROYAL CHEMICAL COMPANY, INC. (a wholly owned subsidiary) and subsidiaries
       Consolidated Balance Sheet - September 28, 1996
       Consolidated Statements of Operations, Stockholders'
         Equity (Deficit) and Cash Flows for fiscal year 1996

In connection with our audit of the 1996 consolidated financial statements, we have also audited the financial statement schedules for fiscal 1996 listed in the index on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements present fairly, in all material respects, the financial position of Uniroyal Chemical Corporation and Uniroyal Chemical Company, Inc. and its subsidiaries as of September 28, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

Stamford, Connecticut
October 23, 1996



                  INDEPENDENT AUDITORS' REPORT


Board of Directors
Uniroyal Chemical Corporation
Uniroyal Chemical Company, Inc.

We have audited the following consolidated financial statements:

    UNIROYAL CHEMICAL CORPORATION
       Consolidated Balance Sheet - October 1, 1995
       Consolidated Statements of Operations, Stockholders'
         Equity (Deficit) and Cash Flows for the years ended
         October 1, 1995 and October 2, 1994

    UNIROYAL CHEMICAL COMPANY, INC. (a wholly owned subsidiary) and subsidiaries
       Consolidated Balance Sheet - October 1, 1995
       Consolidated Statements of Operations, Stockholders'
         Equity (Deficit) and Cash Flows for the years ended
         October 1, 1995 and October 2, 1994

Our audits also included the financial statement schedules listed in the index on page F-1.

These consolidated financial statements and financial statement schedules are the responsibility of the aforementioned Companies' management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies at the dates indicated and the results of their operations and their cash flows for the periods indicated in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
November 17, 1995


UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Operations
Fiscal Years ended September 28, 1996, October 1, 1995 and
October 2, 1994
(In thousands of dollars)


                                1996        1995         1994
                             ----------  ----------   ----------
Net sales                    $1,132,746  $1,079,321     $946,454

Cost of products sold           701,104     665,980      580,688
Selling, general and
administrative                  166,716     165,803      147,405
Depreciation and amortization    67,946      65,083       72,841
Research and development         39,014      36,622       34,197
Merger and related costs         52,579        -            -
Special environmental provision  30,000        -            -
Write-off of intangible assets     -           -         191,000
                              ----------  ----------   ----------
    Operating profit (loss)      75,387     145,833      (79,677)


Interest expense                106,456     114,034      128,567
Other income                       (308)     (2,570)      (3,319)
                              ----------  ----------   ----------
    Earnings (loss) before
    income taxes and
    extraordinary loss          (30,761)     34,369     (204,925)

Provision (benefit) for
  income taxes                      951     (65,060)       8,918
                              ----------  ----------   ----------
    Earnings (loss) before
      extraordinary loss        (31,712)     99,429     (213,843)

Extraordinary loss on early
  extinguishment of debt           (441)     (8,279)        -
                             ----------  ----------   ----------
    Net earnings (loss)        ($32,153)    $91,150    ($213,843)
                             ==========  ==========   ==========
   See accompanying notes to consolidated financial statements


UNIROYAL CHEMICAL CORPORATION
Consolidated Balance Sheets
September 28, 1996 and October 1, 1995
(In thousands of dollars)

ASSETS                                   1996           1995
Current Assets                        ----------     ----------
   Cash                                  $15,615        $29,519
   Accounts receivable                   159,287        159,254
   Inventories                           180,414        177,647
   Other current assets                   49,641         39,114
                                      ----------     ----------
     Total current assets                404,957        405,534

Non-Current Assets
   Property, plant and equipment         371,689        394,472
   Costs in excess of acquired
    net assets                           129,198        133,726
   Other intangible assets                94,727        107,984
   Deferred income taxes                  73,211         63,890
   Other assets                           58,836         66,101
                                      ----------     ----------
                                      $1,132,618     $1,171,707
                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current installments of long-term
    debt                                 $11,568        $11,434
   Notes payable                           9,187         33,305
   Accounts payable                       92,530         94,826
   Accrued expenses                      105,652         89,927
   Income taxes payable                   31,754         29,150
                                      ----------     ----------
     Total current liabilities           250,691        258,642
                                      ----------     ----------
Non-Current Liabilities
   Long-term debt                        893,228        910,156
   Postretirement healthcare liability   174,555        176,650
   Other liabilities                     149,154        125,488

Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    50,000 shares authorized:
    Series A cumulative redeemable
     preferred stock, 29,721 shares
     issued and outstanding in 1995,
     stated at the total liquidation
     preference                             -             2,972
    Series B preferred stock, 12,000
     shares issued and outstanding in
     1995, stated at the total
     liquidation preference                 -             1,200
    Common stock, $0.01 par value: 1,000
     shares authorized, 100 shares issued
     and outstanding in 1996; 205,000,000
     shares authorized, 25,289,831 shares
     issued (including 1,139,873 treasury
     shares) in 1995                        -               253
   Additional paid-in capital            172,822        176,799
   Accumulated deficit                  (479,613)      (447,460)
   Accumulated translation adjustment    (24,506)       (18,488)
   Pension liability adjustment           (3,713)        (3,617)
   Treasury stock at cost                   -           (10,888)
                                      ----------     ----------
     Total stockholders' deficit        (335,010)      (299,229)
                                      ----------     ----------
                                      $1,132,618     $1,171,707
                                      ==========     ==========


   See accompanying notes to consolidated financial statements


UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Balance Sheets
September 28, 1996 and October 1, 1995
(In thousands of dollars)

ASSETS                                   1996           1995
Current Assets                        ----------     ----------
   Cash                                  $15,615        $29,519
   Accounts receivable                   159,287        159,254
   Inventories                           180,414        177,647
   Other current assets                   49,641         39,114
                                      ----------     ----------
     Total current assets                404,957        405,534

Non-Current Assets
   Property, plant and equipment         371,689        394,472
   Costs in excess of acquired
    net assets                           129,198        133,726
   Other intangible assets                94,727        107,984
   Deferred income taxes                  73,211         63,890
   Other assets                           58,836         66,101
                                      ----------     ----------
                                      $1,132,618     $1,171,707
                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current installments of long-term
    debt                                 $11,568        $11,434
   Notes payable                           9,187         33,305
   Accounts payable                       92,530         94,826
   Accrued expenses                      105,652         89,927
   Income taxes payable                   31,754         29,150
                                      ----------     ----------
     Total current liabilities           250,691        258,642
                                      ----------     ----------
Non-Current Liabilities
   Long-term debt                        893,228        910,156
   Postretirement healthcare liability   174,555        176,650
   Other liabilities                     149,154        125,488

Stockholders' Equity (Deficit)
   Common stock, no par value; 2,500
    shares authorized, 100 shares
    issued and outstanding                     1              1
   Additional paid-in capital            174,504        172,018
   Accumulated deficit                  (481,296)      (449,143)
   Accumulated translation adjustment    (24,506)       (18,488)
   Pension liability adjustment           (3,713)        (3,617)
                                      ----------     ----------
     Total stockholders' deficit        (335,010)      (299,229)
                                      ----------     ----------
                                      $1,132,618     $1,171,707
                                      ==========     ==========

   See accompanying notes to consolidated financial statements


UNIROYAL CHEMICAL CORPORATION
Consolidated Statements of Stockholders' Equity (Deficit)
Fiscal years ended September 28, 1996, October 1, 1995 and
October 2, 1994
(In thousands of dollars)

                                1996        1995        1994
                             ---------   ---------   ---------
PREFERRED STOCK
Balance at beginning of year    $4,172      $4,172      $4,172
Reclassification due to Merger  (4,172)       -           -
                             ---------   ---------   ---------
Balance at end of year            -          4,172       4,172
                             ---------   ---------   ---------
COMMON STOCK
Balance at beginning of year       253          91          86
Stock options and other issuances    1           3           1
IPO proceeds, net                 -            134        -
Reclassification of redeemable
 capital                          -             25           4
Reclassification due to Merger    (254)       -           -
                             ---------   ---------   ---------
Balance at end of year            -            253          91
                             ---------   ---------   ---------
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year   176,799        -             23
Stock options and other
 issuances                         557         294          99
IPO proceeds, net                 -        146,492        -
Reclassification and adjustment
 of redeemable capital            -         30,013        (122)
Reclassification due to Merger  (4,534)       -           -
                             ---------   ---------   ---------
Balance at end of year         172,822     176,799        -
                             ---------   ---------   ---------
ACCUMULATED DEFICIT
Balance at beginning of year  (447,460)   (538,610)   (324,320)
Net earnings (loss)            (32,153)     91,150    (213,843)
Adjustment of redeemable
 capital carrying value           -           -           (447)
                             ---------   ---------   ---------
Balance at end of year        (479,613)   (447,460)   (538,610)
                             ---------   ---------   ---------
ACCUMULATED TRANSLATION ADJUSTMENT
Balance at beginning of year   (18,488)     (9,964)    (10,168)
Equity adjustment for
 translation of foreign
 currencies                     (6,018)     (8,524)        204
                             ---------   ---------   ---------
Balance at end of year         (24,506)    (18,488)     (9,964)
                             ---------   ---------   ---------
PENSION LIABILITY ADJUSTMENT
Balance at beginning of year    (3,617)     (1,903)     (2,681)
Equity adjustment for pension
 liability                         (96)     (1,714)        778
                             ---------   ---------   ---------
Balance at end of year          (3,713)     (3,617)     (1,903)
                             ---------   ---------   ---------
TREASURY STOCK
Balance at beginning of year   (10,888)     (5,945)     (5,757)
Stock options and other
 issuances                       1,928          99        (188)
Reclassification of redeemable
 capital                          -         (5,042)       -
Reclassification due to Merger   8,960        -           -
                             ---------   ---------   ---------
Balance at end of year            -        (10,888)     (5,945)
                             ---------   ---------   ---------
Total stockholders' deficit  ($335,010)  ($299,229)  ($552,159)
                             =========   =========   =========


   See accompanying notes to consolidated financial statements


UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
Fiscal years ended September 28, 1996, October 1, 1995 and
October 2, 1994
(In thousands of dollars)


                                1996        1995        1994
                             ---------   ---------   ---------

COMMON STOCK
Balance at beginning and     ---------   ---------   ---------
 end of year                        $1          $1          $1
                             ---------   ---------   ---------

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year   172,018        -             23
Capital contribution             2,486     147,022         100
Adjustment of amount due
 to parent                        -         24,996        (123)
                             ---------   ---------   ---------
Balance at end of year         174,504     172,018        -
                             ---------   ---------   ---------
ACCUMULATED DEFICIT
Balance at beginning of year  (449,143)   (540,293)   (325,820)
Net earnings (loss)            (32,153)     91,150    (213,843)
Adjustment of amount due parent   -           -           (442)
Dividends                         -           -           (188)
                             ---------   ---------   ---------
Balance at end of year        (481,296)   (449,143)   (540,293)
                             ---------   ---------   ---------
ACCUMULATED TRANSLATION ADJUSTMENT
Balance at beginning of year   (18,488)     (9,964)    (10,168)
Equity adjustment for
 translation of foreign
 currencies                     (6,018)     (8,524)        204
                             ---------   ---------   ---------
Balance at end of year         (24,506)    (18,488)     (9,964)
                             ---------   ---------   ---------
PENSION LIABILITY ADJUSTMENT
Balance at beginning of year    (3,617)     (1,903)     (2,681)
Equity adjustment for pension
 liability                         (96)     (1,714)        778
                             ---------   ---------   ---------
Balance at end of year          (3,713)     (3,617)     (1,903)
                             ---------   ---------   ---------

Total stockholders' deficit  ($335,010)  ($299,229)  ($552,159)
                             =========   =========   =========

   See accompanying notes to consolidated financial statements


UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Cash Flows
Fiscal years ended September 28, 1996, October 1, 1995 and
October 2, 1994
(In thousands of dollars)

                                1996        1995        1994
                             ---------   ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)           ($32,153)    $91,150   ($213,843)
Adjustments to reconcile
 net earnings to net cash
 provided by operations:
  Depreciation and
   amortization                 67,946      65,083      72,841
  Write-off of intangible assets  -           -        191,000
  Noncash interest              16,267      18,781      37,782
  Deferred income taxes        (18,021)    (79,340)     (3,569)
  Changes in assets and liabilities:
  Accounts receivable           (1,696)    (26,565)    (15,651)
  Inventories                   (3,627)     (8,425)    (12,497)
  Other current assets          (2,277)      5,787       7,064
  Other assets                   1,826       6,552        (919)
  Accounts payable and
   accrued expenses             11,609      21,440       8,206
  Income taxes payable           2,881      (1,136)      8,106
  Other                         27,246     (13,315)     (6,751)
                             ---------   ---------   ---------
Net cash provided by
 operations                     70,001      80,012      71,769


CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions                    -        (98,497)     (6,231)
  Capital expenditures         (28,574)    (69,495)    (30,380)
  Proceeds from sale of assets    -           -         26,006
  Other investing activities    (2,228)     (6,838)     (5,411)
                             ---------   ---------   ---------
Net cash used by
 investing activities          (30,802)   (174,830)    (16,016)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term
   borrowings                  (30,256)   (146,807)     (2,960)
  Increase (decrease) in
   notes payable               (24,464)      9,301      15,059
  Proceeds from sale of
   common stock, net              -        146,626        -
  Other financing activities       864      (4,886)     (3,129)
                             ---------   ---------   ---------
 Net cash provided (used) by
 financing activities          (53,856)      4,234       8,970

CASH
Effect of exchange rates
 on cash                           753      (1,241)        401
                             ---------   ---------   ---------
Change in cash                 (13,904)    (91,825)     65,124
Cash at beginning of year       29,519     121,344      56,220
                             ---------   ---------   ---------
Cash at end of year            $15,615     $29,519    $121,344
                             =========   =========   =========


   See accompanying notes to consolidated financial statements



UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Summary of Significant Accounting Policies

   Basis of Presentation

  Uniroyal Chemical Corporation ("UCC") was incorporated in Delaware in December 1988 for the sole purpose of acquiring Uniroyal Chemical Company, Inc. ("Uniroyal Chemical") in October 1989. During fiscal 1993, through a series of mergers, Uniroyal Chemical became a direct wholly-owned subsidiary of UCC.

   On August 21, 1996, Crompton and Knowles Corporation
("Crompton") acquired all of the issued and outstanding capital stock of UCC at which time UCC became a wholly owned subsidiary of Crompton. Uniroyal Chemical remained a direct wholly-owned subsidiary of UCC. Herein, UCC and Uniroyal Chemical collectively, are referred to as the "Companies."

   UCC is dependent on cash flow from Uniroyal Chemical and its subsidiaries to service its debt and meet its other cash needs. Accordingly, the consolidated financial statements of Uniroyal Chemical set forth herein are presented on a basis of accounting which reflects all of the adjustments to account for the acquisition of Uniroyal Chemical by UCC and substantially all of the operations (primarily interest expense), assets and liabilities of UCC.

   Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the current year presentation.

   Principles of Consolidation

   The accompanying financial statements include the accounts of UCC, Uniroyal Chemical and their majority owned subsidiaries. Other companies in which Uniroyal Chemical has a 20% to 50% ownership and exercises significant management influence are accounted for in accordance with the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. The Companies reported on a 52 week fiscal year ending on the last Saturday of September in 1996 and the Sunday nearest September 30 in 1995 and 1994.

   Translation of Foreign Currencies

   Balance sheet accounts denominated in foreign currencies are translated generally at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation are reported as a component of stockholders' equity (deficit). For foreign subsidiaries operating in highly inflationary economies, principally the Brazilian operations, monetary balance sheet accounts and related revenues and expenses are translated at current rates of exchange while non-monetary balance sheet accounts and related revenues and expenses are translated at historical exchange rates. The resulting translation gains and losses related to those countries are reflected in operations and are not significant in any of the years presented.

   Cash and Cash Flows

   The Companies consider cash in banks, certificates of deposit and commercial paper maturing within 90 days of issuance as cash for the purposes of reporting cash flows. Cash presented on the balance sheet includes cash equivalents of $3.8 and $5.7 million at September 28, 1996 and October 1, 1995, respectively.

  Cash payments during the years ended 1996, 1995 and 1994 include interest payments of $90.8, $99.4 and $90.0 million and income tax payments of $16.9, $8.7 and $4.9 million, respectively.

   Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) basis.

   Property, Plant and Equipment

  Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation expense ($46.2, 44.2 and $44.4 million in 1996, 1995 and 1994, respectively) is computed on the straight-line method over the estimated useful lives of the assets which range from 2 to 39 years.

   Renewals and improvements which extend the useful lives of the assets are capitalized. Leasehold improvements are depreciated over their useful lives or the remaining lease term, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

   Intangible Assets

   The excess of cost over the fair value of net assets of businesses acquired is being amortized using the straight-line basis over 20 to 40 years. Accumulated amortization was $25.5 and $21.3 million at September 28, 1996 and October 1, 1995, respectively.

   Other intangible assets include patents and unpatented technology, trademarks and other intangibles, which are being amortized on a straight-line basis over their estimated useful lives ranging from 6 to 20 years. Accumulated amortization was $102.9 and $ 87.8 million at September 28, 1996 and October 1, 1995, respectively.

   Long-Lived Assets

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets, certain identifiable intangible assets and goodwill related to those assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Companies adopted the new standard in the first quarter of fiscal 1996. The effect of the adoption of the new standard did not materially impact the Companies' financial position or results of operations.

    Each year the Companies evaluate the recoverability of the carrying value of the intangible assets of each of their businesses by assessing whether the projected earnings and cash flows of each of its businesses is sufficient to recover the existing unamortized cost of these assets. On this basis, if the Companies determine that any assets have been permanently impaired, the amount of the impaired asset is written-off against earnings in the quarter in which the impairment is determined.

   In connection with UCC's acquisition of Uniroyal Chemical in 1989, the $800 million purchase price resulted in the recognition of identifiable intangible assets such as patented and unpatented technology and trademarks and tradenames which are attributable to specific businesses and the recognition of goodwill which was allocated to the businesses based on their pro rata profitability at the time of the acquisition. In fiscal 1994, due to prolonged recessionary conditions in many of the industrialized regions of the world and a pronounced acceleration in the downward pricing pressure on rubber chemical products, management's projected earnings and cash flow of the Chemicals and Polymer business decreased significantly since the initial projection made in 1989. Consequently, the Companies wrote-off the $191.0 million carrying value of such assets, including goodwill of $119.1 million, to reflect the Company's best estimates of future operating results and cash flows.

   Research and Development

   Research and development costs are expensed as incurred.

     Income Taxes

   A provision has not been made for U.S. income taxes which would be payable if undistributed earnings of foreign subsidiaries of approximately $48.3 million at September 28, 1996, were distributed to the Companies in the form of dividends, since corporate laws in foreign countries limit the extent of the repatriation of annual earnings for certain of the Companies' foreign subsidiaries while for others, the Companies' intention is to permanently reinvest these foreign earnings. A change in foreign corporate law and/or change in the Companies' reinvestment policy could result in the recognition of a deferred tax liability.

2. Merger

   On August 21, 1996, UCC merged with Crompton in a common stock transaction that was accounted for as a pooling of interests ("the Merger"). A total of 23,715,181 shares of Crompton's common stock was exchanged for all of UCC's outstanding common and preferred shares. In addition, all outstanding options, warrants and rights to purchase UCC common stock were converted into options, warrants and rights to purchase Crompton common stock.

  In connection with the Merger, the Companies incurred approximately $52.6 million of merger and related costs. The components of these costs included in the consolidated statement of operations comprise principally severance and other personnel costs of $27.3, investment banking fees of $5.9, legal fees of $4.7, debt related fees of $6.4, facility consolidation costs of $3.4 and other costs of $4.9 million.

3. Acquisitions

   During fiscal 1995, Uniroyal Chemical acquired the worldwide crop protection business of Solvay Duphar, B.V. (the "Duphar Acquisition"), along with three smaller acquisitions, at an aggregate cost of $98.5 million. The acquisitions have been accounted for using the purchase method and, accordingly, the acquired assets and liabilities have been recorded at their fair values at the dates of acquisition. The excess cost of purchase price over fair value of net assets acquired in the amount of $16.1 million, is being amortized over 20 years. The operating results of each acquisition are included in the consolidated statement of operations from the dates of acquisition.

4. Accounts Receivable

   Accounts receivable are stated net of allowances for doubtful accounts amounting to $3.3 and $2.9 million at September 28, 1996 and October 1, 1995, respectively.

5. Inventories

   A summary of inventory components at September 28, 1996 and October 1, 1995 is as follows (in thousands):

                                       1996             1995
                                    ----------      ----------
      Finished goods                  $131,646        $129,263
      Work in process                    7,536           7,437
      Raw materials and supplies        41,232          40,947
                                    ----------      ----------
                                      $180,414        $177,647
                                    ==========      ==========

6. Property, Plant and Equipment

  Property, plant and equipment, at September 28, 1996 and October 1, 1995, consisted of the following (in thousands):

                                       1996            1995
                                    ----------      ----------
      Land and improvements            $20,623         $22,223
      Buildings and improvements        87,813          71,268
      Machinery and equipment          474,685         431,452
      Furniture and fixtures            21,361          22,339
      Construction in progress          19,875          58,980
                                    ----------      ----------
                                       624,357         606,262
      Less accumulated depreciation   (252,668)       (211,790)
                                    ----------      ----------
                                      $371,689        $394,472
                                    ==========      ==========

7. Accrued Expenses

   Accrued expenses at September 28, 1996 and October 1, 1995 consisted of the following (in thousands):

                                       1996             1995
                                    ----------      ----------
      Accrued interest                 $25,374         $25,988
      Accrued payroll                   29,414          27,291
      Current portion of environmental
       liability                        17,871          12,712
      Other accruals                    32,993          23,936
                                    ----------      ----------
                                      $105,652         $89,927
                                    ==========      ==========

8. Long-term Debt

   A summary of long-term debt at September 28, 1996 and October
1, 1995 is as follows (in thousands):

                                       1996             1995
                                    ----------      ----------
   Long-term debt - UCC:
      10.5% Senior Notes Due 2002     $283,078        $283,078
      11% Senior Subordinated Notes
       Due 2003                        232,175         232,175
      12% Subordinated Discount
       Notes Due 2005                  103,215          91,857
                                    ----------      ----------
       Total long-term debt - UCC      618,468         607,110
                                    ----------      ----------
 Long-term debt - Uniroyal Chemical:
      9% Senior Notes Due 2000         250,583         270,000
      Italian Financing                 20,161          39,468
      Credit Facility                   11,556            -
      Other                              4,028           5,012
                                    ----------      ----------
       Total long-term debt
        - Uniroyal Chemical            286,328         314,480
                                    ----------      ----------
      Less - Amounts due within
       one year                        (11,568)        (11,434)
                                    ----------      ----------
       Total long-term debt           $893,228        $910,156
                                    ==========      ==========
   UCC's Debt

   10.5% Senior Notes

  The 10.5% Senior Notes Due 2002 (the "10.5% Senior Notes") were issued in February 1993 and are unsecured. Interest is payable semi-annually on May 1 and November 1.

   11% Senior Subordinated Notes

   The 11% Senior Subordinated Notes Due 2003 (the "11% Senior Subordinated Notes") were issued in February 1993 and are unsecured. Interest is payable semi-annually on May 1 and November 1. The 11% Senior Subordinated Notes are redeemable in whole or in part, at the option of UCC at any time after May 1, 1998, at prices commencing at 105.5% of par of the then outstanding principal amount, plus accrued and unpaid interest, declining ratably to par by May 1, 2000.

   12% Subordinated Discount Notes

   The 12% Subordinated Discount Notes Due 2005 (the "12% Subordinated Discount Notes") were issued in February 1993, have a final accreted value of $126.6 million at May 1, 1998 and are unsecured. Beginning May 1, 1998, cash interest will accrue on these securities and will be payable semi-annually on May 1 and November 1. The 12% Subordinated Discount Notes are redeemable in whole or in part, at the option of UCC anytime after May 1, 1998, at 100% of their principal amount, plus accrued and unpaid interest.

    Upon a change in control (as defined in the related indentures), UCC shall make an offer to purchase the 10.5% Senior Notes, 11% Senior Subordinated Notes and 12% Subordinated Discount Notes (collectively, the "UCC Notes") at a purchase price equal to 101% of the principal amounts (or accreted value), thereof, plus accrued and unpaid interest. In connection with the Merger, waivers of this requirement were obtained from the holders of a majority in principal amount (as required under the indenture) of each of the UCC Notes for a total payment of $2.4 million.

   Uniroyal Chemical Debt

   9% Senior Notes

   The 9% Senior Notes were issued in September 1993 and are unsecured. Interest is payable semi-annually on March 1 and September 1. The 9% Senior Notes are not redeemable prior to maturity, except upon a change in control (as defined in the related indenture) whereupon Uniroyal Chemical shall make an offer to purchase the 9% Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In connection with the Merger, such an offer was made, resulting in $2.2 million of principal being redeemed. The 9% Senior Notes rank pari passu in right of payment with all existing and future senior indebtedness of Uniroyal Chemical.

   Italian Financing

   During the second quarter of fiscal 1995, Uniroyal Chemical's subsidiary in Italy borrowed $56.7 million (the "Italian Financing"), denominated in Italian lire and translated at the current exchange rate at the time of the Italian Financing to execute the Duphar Acquisition. The Italian Financing was comprised of an initial long-term amount of $44.8 million (the "Loan") and a revolving credit facility amount of $11.9 million (the "Facility") which terminates on March 31, 2000. The Loan requires ten semi-annual principal payments which began on September 30, 1995 and end on March 31, 2000. The interest rate on the Loan is based on the Italian interbank rate offered in Rome ("RIBOR") or the interbank interest rate offered in London ("LIBOR"), as set forth in the Italian Financing loan agreement, and resets at each semiannual principal payment date. The interest rate on the Loan at September 28, 1996 was 10.81%. Cash advances under the Facility may be taken with one, two, three or six month maturities determined at the Company's request. The interest rate on each cash advance under the Facility is determined on the same basis as the Loan and must be repaid at the maturity date. Outstanding borrowings under the Facility were $1.2 and $6.2 million, at September 28, 1996 and October 1, 1995, respectively. The Italian Financing is secured by mortgages on certain of the property, plant and equipment owned by Uniroyal Chemical's Italian subsidiary.

    Debt Repurchases

    During fiscal 1996, Uniroyal Chemical repurchased $17.2 million of its long-term debt in the open market. As a result of this repurchase, the Companies recognized an extraordinary charge of $0.4 million comprised of redemption premiums and the write-off of unamortized financing fees, net of a related tax benefit of $0.3 million.

    During the second quarter of fiscal 1995, UCC completed an initial public offering (the "Offering") and sold 13,350,000 shares of its common stock at $12.00 per share. The proceeds of the Offering, after deducting underwriting discounts, other fees and expenses were $146.6 million. The net proceeds along with $45.7 million of available cash and borrowings under a bank credit facility were used to (i) retire an aggregate of $181.7 million of the Company's 12% Subordinated Discount Notes, 11% Senior Subordinated Notes, and 10.5% Senior Notes (collectively the "Debt Repurchase") and (ii) pay related premiums and accrued interest. As a result of the Debt Repurchase, the Companies recognized an extraordinary charge of $8.3 million comprised of redemption premiums and the write-off of unamortized financing fees, net of related tax benefit of $4.5 million in fiscal 1995.

   Credit Facilities

   In connection with the Merger, Uniroyal Chemical, together with Crompton, entered into a $600 million credit agreement (the "Credit Facility") with a syndicate of banks which expires in August 2001. Borrowings under the Credit Facility are divided into three tranches. Tranche I provides a maximum of up to $300 million available to Crompton for working capital and general corporate purposes. Tranche II provides a maximum of up to $150 million available to Uniroyal Chemical for working capital and general corporate purposes. Tranche III initially provided up to $150 million to Uniroyal Chemical to cover the redemption of the 9% Senior Notes that might be triggered by the change in control as a result of the Merger. Upon expiration of the redemption period, Tranche III was subsequently amended and reduced to allow up to $80 million of borrowings to the European subsidiaries of Crompton and Uniroyal Chemical. Borrowings may be denominated in U.S. dollars or the subsidiary's local currency.

   Borrowings under the Tranche II Credit Facility at September 28, 1996 were $11.6 million and are secured primarily by accounts receivable and inventory of Uniroyal Chemical. The Credit Facility calls for interest based upon various options including spread over LIBOR that varies according to certain debt ratios for the trailing four fiscal quarters. In addition, Uniroyal Chemical must pay a commitment fee on the total unused portion of the Credit Facility, which is also dependent upon certain debt ratios for the trailing four fiscal quarters. At September 28, 1996 the interest rate was 6.3% and the commitment fee rate was
 .25%.

  Uniroyal Chemical also has lines of credit available to finance foreign operations. Unused foreign lines of credit at September 28, 1996 aggregated $31.2 million. The weighted average interest rate on those borrowings at September 28, 1996 and October 1, 1995 was 9.48% and 9.76%, respectively.

   Debt Covenants

  The Companies' various debt agreements contain covenants which limit their ability to incur additional debt, pay cash dividends or make certain other payments. The Credit Facility requires
Crompton to maintain certain financial ratios.

   Payments from Uniroyal Chemical to UCC (with certain exceptions) are generally limited to funds needed to service debt and for certain other purposes. If UCC or any of its subsidiaries is in default of payment or other provisions permitting acceleration under any agreement governing debt with a principal amount in excess of $5.0 million, Uniroyal Chemical would be prohibited from transferring any funds to UCC.

   Maturities

   At September 28, 1996, the scheduled maturities of long-term debt during the next five fiscal years and fiscal years thereafter were: 1997 - $11.6 million; 1998 - $9.0 million; 1999
- $1.2 million; 2000 - $250.7 million; 2001 - $11.7 million and years thereafter - $620.6 million.

9. Leases

   The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year (as of September 28,1996) total $29.7 million as follows: $7.7 in 1997, $7.1 in 1998, $6.5 in 1999, $5.7 in 2000,
$2.0 in 2001 and $0.7 million in later years. Total rental expense for all operating leases was $8.1 in 1996, $6.6 in 1995 and $6.2 million in 1994.

    Real estate taxes, insurance and maintenance expenses generally are obligations of the Companies and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that expire will be renewed or replaced by leases on other properties.

10. Financial Instruments

    At September 28, 1996, Uniroyal Chemical had an interest rate swap contract ("the Swap") outstanding for a notional principal amount of $270 million with a major financial institution. Net receipts or payments on the Swap are accrued and recognized as adjustments to interest expense. The Swap requires Uniroyal Chemical to make semi-annual payments to its counterparty of an amount equal to a six month LIBOR and requires the counterparty to make semi-annual payments at a fixed rate of 5.24%. Uniroyal Chemical's floating interest rate resets every six months in arrears with the last payment due on December 10, 1999. Uniroyal Chemical paid approximately $3.2 million under the Swap in fiscal 1996.

     The Companies remain sensitive to changes in prevailing interest rates because approximately $311 million of indebtedness of the Companies at September 28, 1996 effectively bears interest at a floating rate. Accordingly, a 1.0% change in prevailing interest rates would result in a $3.1 million change in annual interest expense.

    The carrying amounts for cash, accounts receivable, notes payable, accounts payable and other accrued liabilities approximate fair value because of the short maturities of these instruments. The market values of long-term debt (including current installments) were $933.8 million and $935.1 million at September 28, 1996 and October 1, 1995, respectively, and have been determined based on quoted market prices. These securities are not currently redeemable except upon a change in control (as defined in the related indentures) or in the case of a public stock offering.

11. Income Taxes

    The components of earnings (loss) before income taxes and extraordinary loss and the provision (benefit) for income taxes are as follows (in thousands):

                             Fiscal Year Ended
               ---------------------------------------------
                      1996               1995             1994
                   ----------         ----------       ----------
PRETAX EARNINGS (LOSS):
   Domestic         ($66,250)           $17,269        ($215,925)
   Foreign            35,489             17,100           11,000
                    ----------         ----------      ----------
                    ($30,761)           $34,369        ($204,925)
                    ==========         ==========      ==========
TAXES:
   Domestic
      Current taxes   $2,261             $3,753           $5,615
      Deferred taxes (13,612)           (73,983)          (1,145)
                   ----------         ----------       ----------
                     (11,351)           (70,230)           4,470
                   ==========         ==========       ==========

   Foreign
      Current taxes   16,416              9,234            6,895
      Deferred taxes  (4,114)            (4,064)          (2,447)
                   ----------         ----------       ----------
                      12,302              5,170            4,448
                   ==========         ==========       ==========
   Total
      Current taxes   18,677             12,987           12,510
      Deferred taxes (17,726)           (78,047)          (3,592)
                   ----------         ----------       ----------
                        $951           ($65,060)          $8,918
                   ==========         ==========       ==========

    The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:

                                  Fiscal Year Ended

                  ---------------------------------------------
                      1996             1995             1994
                    ----------       ----------       ----------

Provision (benefit) at
  statutory rate      ($10,766)         $12,029         ($71,724)
Nondeductible merger
 and related costs      11,132             -                -
Goodwill write-off        -                -              42,718
Impact of valuation
 allowance              (2,905)         (78,880)          34,931
Foreign dividends and
  withholding taxes,
  net of federal
  benefit                3,077            2,367            2,136
Foreign income tax
 rate differential        (362)          (2,127)          (1,786)
State income taxes,
 net of federal
 benefit                (1,877)             555             (433)
Other, net               2,652              996            3,076
                     ----------       ----------       ----------
   Actual provision
   (benefit) for
   income taxes           $951         ($65,060)          $8,918
                    ==========       ==========       ==========

  Provisions have been made for deferred taxes based on differences between financial statement and tax bases of assets and liabilities using currently enacted tax rates and regulations. The components of the net deferred tax assets and liabilities are as follows (in thousands):

                                       1996             1995
                                    ----------      ----------
   Deferred tax assets:
      Pension and other
       postretirement benefits         $84,962         $85,577
      Accruals for environmental
       restoration                      29,865          22,905
      Other accruals                    29,315          18,597
      AMT credit and NOL carryforwards  35,978          45,621
      Inventories and other              9,581           6,987
   Deferred tax liabilities:
      Property, plant and equipment    (54,300)        (54,342)
      Intangibles                      (15,002)        (19,731)
      Other                             (4,086)         (4,417)
                                    ----------      ----------
Net deferred tax asset before
 valuation allowance                   116,313         101,197
Valuation allowance                    (16,081)        (18,986)
                                    ----------      ----------
Net deferred tax asset after
 valuation allowance                  $100,232         $82,211
                                    ==========      ==========

    Net deferred taxes (in thousands) include $28,756 and $20,378 in current assets, $73,211 and $63,890 in long-term assets, $1,587 and $16 in current liabilities and $148 and $2,041 in long-term liabilities at September 28, 1996 and October 1, 1995, respectively.

    At September 28, 1996, the Companies had NOL carryforwards of $69 million, expiring in the year 2007, which can be used to reduce future Federal taxable income, while certain of the Companies' foreign subsidiaries had aggregate NOL carryforwards of $25 million which can be used to reduce future taxable income in those countries. As a result of the Offering and the Merger, the Company has undergone an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, the Federal NOL carryforward is subject to an annual limitation as prescribed thereunder.

12. Pensions

    Uniroyal Chemical has several defined benefit and defined contribution plans which cover substantially all associates in the United States and Canada. Pension benefits for retired associates of Uniroyal Chemical in other countries are covered by government-sponsored plans. The defined benefit plans provide retirement benefits based on the associates' years of service and compensation during employment. Uniroyal Chemical will make contributions to the defined benefit plans at least equal to the minimum amounts required by law, while contributions to the defined contribution plans are determined as a percentage of each covered associates' salary.

    Uniroyal Chemical's net periodic pension cost for the defined benefit plans included the following components (in thousands):

                                    Fiscal Year Ended

                     -------------------------------------------
                        1996             1995           1994
                      ----------       ----------     ----------
Service cost-benefits
 earned during the
 period                   $5,765           $4,851         $4,157
Interest cost on
 projected benefit
 obligation               12,676           11,449          9,660
Actual return on plan
 assets                   (8,327)         (13,442)        (2,732)
Net amortization and
 deferral                 (1,020)           6,143         (4,465)
                      ----------       ----------     ----------
  Net periodic
   pension cost           $9,094           $9,001         $6,620
                      ==========       ==========     ==========

    The funded status and the (accrued) prepaid pension cost of the defined benefit pension plans are as follows (in thousands):

                       1996                        1995
            ------------------------    ------------------------
              Accumulated     Assets     Accumulated    Assets
                Benefits      Exceed      Benefits      Exceed
                 Exceed     Accumulated    Exceed     Accumulated
                 Assets      Benefits      Assets       Benefit
             ----------    ----------    ----------    ----------

Vested benefit
 obligation   ($131,830)     ($15,968)   ($122,139)     ($15,128)
Non-vested
 benefit
 obligation     (11,790)          (99)      (7,374)         -
             ----------    ----------    ----------    ----------
  Accumulated
   benefit
   obligation  (143,620)      (16,067)    (129,513)      (15,128)
Excess of
 projected
 benefit
 obligation over
 accumulated
 benefit
 obligation     (22,219)       (1,601)     (13,045)       (1,562)
             ----------    ----------    ----------    ----------
  Projected
   benefit
   obligation  (165,839)      (17,668)    (142,558)      (16,690)
Plan assets at
 fair value     113,469        19,824       89,931        18,909
             ----------    ----------    ----------    ----------
  Funded status (52,370)        2,156      (52,627)        2,219
Unrecognized
 prior service
 cost            12,040          (406)      13,093          (691)
Unrecognized net
 (gain) loss      3,675            45        1,046           370
Unrecognized net
 transition asset  (741)         (430)        -             (542)
Equity adjustment to
 recognize minimum
 liability       (3,713)         -          (3,617)         -
             ----------    ----------    ----------    ----------
 (Accrued)
   prepaid
   pension cost($41,109)       $1,365     ($42,105)       $1,356
              ==========    ==========   ==========    ==========

   The weighted-average discount rate used to calculate the projected benefit obligation at September 28, 1996 and October 1, 1995 ranged from 6.25% - 8.00% and 6.50% - 8.00%, respectively.
The expected long-term rate of return on plan assets at September 28, 1996 ranged from 6.25% - 9.00% and from 6.75% - 8.00% at
October 1, 1995. The assumed rate of compensation increase ranged from 2.00% - 6.00% at September 28, 1996 and 3.00% - 6.00%
at  October 1, 1995.

    Uniroyal Chemical's net periodic pension cost for defined contribution plans was $3.5, $3.3 and $2.7 million for the fiscal years 1996, 1995 and 1994, respectively.

13. Postretirement Healthcare Liability

     Uniroyal Chemical provides certain health care and life insurance benefits for substantially all retired associates and their beneficiaries and covered dependents in the United States and Canada. Postretirement benefits for retired associates of Uniroyal Chemical in other countries are covered by government-sponsored plans.

   Uniroyal Chemical's net periodic postretirement healthcare cost included the following components (in thousands):

                                 1996      1995      1994
                               --------  --------  --------
Service cost-benefits earned
  during the period              $1,250    $1,315    $2,444
Interest cost on accumulated
  postretirement benefit
  obligation                      9,738     9,899    11,303
Government contribution            -         -       (1,414)
Actual return on plan assets         10      (677)     (365)
Curtailment gain                   -         -         (448)
Net amortization and deferral    (7,959)   (5,751)   (7,590)
                               --------  --------  --------
  Net periodic postretirement
    healthcare cost              $3,039    $4,786    $3,930
                                ========  ========  ========

    Postretirement healthcare is generally not pre-funded, except for certain plans funded by the United States government, and are paid by Uniroyal Chemical as incurred. The funded status and accrued postretirement benefit cost of the plans are as follows (in thousands):

                                        1996         1995
                                     ----------   ----------
Accumulated postretirement healthcare
 liability:
  Fully eligible and other active
   plan participants                   ($40,658)    ($39,059)
  Retirees                              (96,851)     (96,688)
                                     ----------   ----------
                                       (137,509)    (135,747)
  Plan assets at fair value               5,601        7,639
                                     ----------   ----------
Funded status                          (131,908)    (128,108)
Unrecognized reduction in prior
 service cost                           (43,158)     (48,679)
Unrecognized net gain                       511          137
                                     ----------   ----------
Postretirement healthcare liability   ($174,555)   ($176,650)
                                     ==========   ==========

  The weighted-average discount rate used to calculate the accumulated postretirement healthcare liability at September 28, 1996 and October 1, 1995 ranged from 7.50% - 8.00%. The expected long-term rate of return on plan assets at September 28, 1996 and October 1, 1995 was 3.46% and 3.60%, respectively.

    The assumed health care cost trend rate used ranged from 12.5% - 9.70% in 1996, and decreases gradually to a range of 6.07% - 5.5% in year 2020 and thereafter. An increase in the assumed health care trend rates of 1% in each year would increase the aggregate of service and interest cost for 1996 by $0.7 million and would increase the September 28, 1996 accumulated postretirement benefit obligation by $8.9 million.

14. Contingencies

    The Companies are involved in claims, litigation, administrative proceedings and investigations of various types in several jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. Uniroyal Chemical and some of its subsidiaries have been identified by Federal, state or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, Uniroyal Chemical is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

   Each quarter, Uniroyal Chemical evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by Uniroyal Chemical and the anticipated time frame over which payments toward the remediation plan will occur. As a result of current information and analysis, Uniroyal Chemical recorded a special provision of $30 million during the fourth quarter of fiscal 1996 for environmental remediation activities. The total amount accrued for such environmental liabilities at September 28, 1996 was $95.1 million. It is reasonably possible that Uniroyal Chemical's estimates for environmental remediation liabilities may subsequently change should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

   Uniroyal Chemical intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. Uniroyal Chemical believes that the resolution of these environmental matters will not have a material adverse effect on its consolidated financial position. While Uniroyal Chemical believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on its consolidated results of operations in any given year if a significant number of these matters are resolved unfavorably.

15. Geographic Data

   The Company and its subsidiaries operate in one industry segment, the manufacture and sale of specialty chemicals and elastomers. Data by geographic area is as follows (in thousands):

                                 Fiscal Year Ended

                       -------------------------------------
                          1996         1995          1994
                       ----------   ----------    ----------
Net sales and transfers between
geographic areas:
United States            $978,081     $942,635      $820,256
Americas                  201,913      181,926       169,353
Europe/Africa             181,268      135,805        97,015
Asia/Pacific               58,800       58,124        56,849
                       ----------   ----------    ----------
                        1,420,062    1,318,490     1,143,473
                       ==========   ==========    ==========

Less transfers between
geographic areas:
United States             150,863      141,063       123,386
Americas                   61,253       51,821        48,074
Europe/Africa              74,386       45,285        22,892
Asia/Pacific                  814        1,000         2,667
                       ----------   ----------    ----------
                          287,316      239,169       197,019
                       ==========   ==========    ==========

Net sales from geographic areas
to unaffiliated customers:
United States             827,218      801,572       696,870
Americas                  140,660      130,105       121,279
Europe/Africa             106,882       90,520        74,123
Asia/Pacific               57,986       57,124        54,182
                       ----------   ----------    ----------
                       $1,132,746   $1,079,321      $946,454
                       ==========   ==========    ==========

Transfers between geographic areas are accounted for at market prices or a negotiated price, with due consideration given to import and tax regulations in effect in the country into which the buying entity is importing the goods as well as the tax regulations in the exporting country.

Export sales from the United States were as follows (in thousands):

Americas                  $31,633      $30,300       $23,938
Europe/Africa              90,074       80,136        57,611
Asia/Pacific               60,911       51,380        38,610
                         --------     --------      --------
                         $182,618     $161,816      $120,159
                         ========     ========      ========


                                 Fiscal Year Ended

                       -------------------------------------
                          1996         1995          1994
                       ----------   ----------    ----------

Operating Profit (Loss)
 United States (a)        $35,001      $116,887    ($102,879)
 Americas (b)              17,420        19,036       15,689
 Europe/Africa             25,453        12,522        8,975
 Asia/Pacific              (2,487)       (2,612)      (1,462)
                        ---------     ---------    ---------
                          $75,387      $145,833     ($79,677)
                        =========     =========    =========

    (a) Includes $52.6 million of merger and related costs and a $19.1 million special environmental provision in fiscal 1996, and a $191 million write-off of intangible assets in fiscal 1994.

    (b) Includes a $10.9 million special environmental provision in fiscal 1996.

Total assets by geographic areas are as follows (in thousands):


United States            $893,912      $922,151
Americas                   88,972        88,800
Europe/Africa             117,209       125,430
Asia/Pacific               32,525        35,326
                       ----------    ----------
  Total assets         $1,132,618    $1,171,707
                       ==========    ==========




UNIROYAL CHEMICAL CORPORATION                          SCHEDULE 1
Condensed Financial Information of Registrant
Condensed Statements of Operations and Accumulated Deficit
(In thousands of dollars)




                                 1996        1995        1994
                              ---------   ---------   ---------
Equity in income (losses) of
 consolidated subsidiaries      $15,429    $107,455   ($122,918)
Selling, general and
 administrative                     552         523         546
Interest expense                 68,677      76,943      85,541
Other income                         (1)       -           (178)
                              ---------   ---------   ---------
    Earnings (loss) before
    income taxes and
    extraordinary loss          (53,799)     29,989    (208,827)

Provision (benefit) for
  income taxes                  (21,646)    (69,440)      5,016
                              ---------   ---------   ---------
    Earnings (loss) before
      extraordinary loss        (32,153)     99,429    (213,843)

Extraordinary loss on early
  extinguishment of debt           -         (8,279)       -
                              ---------   ---------   ---------
    Net earnings (loss)         (32,153)     91,150    (213,843)

Adjustment of redeemable
 capital stock                     -           -           (447)

Accumulated deficit,
 beginning of year             (447,460)   (538,610)   (324,320)
                              ---------   ---------   ---------
Accumulated deficit,
 end of year                  ($479,613)  ($447,460)  ($538,610)
                              =========   =========   =========


UNIROYAL CHEMICAL CORPORATION                          SCHEDULE 1
Condensed Financial Information of Registrant
Condensed Balance Sheets
(In thousands of dollars)


ASSETS                                    1996           1995
Current Assets                          ---------      ---------
   Cash                                       $48            $70
   Other current assets                      -                82
                                        ---------      ---------
     Total current assets                      48            152

Non-Current Assets
   Investment in consolidated
    subsidiaries                          277,112        289,728
   Deferred income taxes                   11,823         21,448
   Other assets                            19,576         21,416
                                        ---------      ---------
                                         $308,559       $332,744
                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accrued expenses                        23,037         23,025
                                        ---------      ---------
Non-Current Liabilities
   Long-term debt                         618,468        607,110
   Other liabilities                        2,064          1,838

Stockholders' Equity (Deficit)
   Preferred stock, $0.01 par value;
    50,000 shares authorized:
    Series A cumulative redeemable
     preferred stock, 29,721 shares
     issued and outstanding in 1995,
     stated at the total liquidation
     preference                              -             2,972
    Series B preferred stock, 12,000
     shares issued and outstanding in
     1995, stated at the total
     liquidation preference                  -             1,200
   Common stock, $0.01 par value: 1,000
    shares authorized, 100 shares issued
    and outstanding in 1996; 205,000,000
    shares authorized, 25,289,831 shares
    issued (including 1,139,873 treasury
    shares) in 1995                          -               253
   Additional paid-in capital             172,822        176,799
   Accumulated deficit                   (479,613)      (447,460)
   Accumulated translation adjustment     (24,506)       (18,488)
   Pension liability adjustment            (3,713)        (3,617)
   Treasury stock at cost                    -           (10,888)


                                        ---------      ---------
     Total stockholders' deficit         (335,010)      (299,229)
                                        ---------      ---------
                                         $308,559       $332,744
                                        =========      =========


UNIROYAL CHEMICAL CORPORATION                          SCHEDULE 1
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
(In thousands of dollars)


                                  1996       1995       1994
                                --------   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)             ($32,153)   $91,150  ($213,843)
Adjustments to reconcile net
 earnings to net cash used
 by operations:
  Equity in (income) losses
   of consolidated subsidiaries  (15,429)  (107,455)   122,918
  Amortization                       315        323        323
  Noncash interest                13,417     15,927     18,291
  Allocation of current tax
   provision                     (31,307)   (34,787)   (36,262)
  Deferred income taxes            9,625    (36,665)    40,556
  Change in assets and
   liabilities, net                  101     (2,983)         4
  Dividends from consolidated
   subsidiaries                   52,887     63,527     70,276
  Other                              313       (180)       725
                                --------   --------   --------
    Net cash used by operations   (2,231)   (11,143)     2,988

CASH FLOWS FROM INVESTING ACTIVITIES
   Return of capital                -        45,666    (27,592)
                                --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term
   borrowings                       -      (187,595)      -
  Proceeds from sale of common
   stock, net                       -       146,626       -
   Purchase of treasury stock       -        (1,161)    (3,001)
  Other financing activities       2,209      7,499        562
                                --------   --------   --------
    Net cash provided (used) by
      financing activities         2,209    (34,631)    (2,439)

Change in cash                       (22)      (108)   (27,043)
Cash at beginning of year             70        178     27,221
                                --------   --------   --------
Cash at end of year                  $48        $70       $178
                                ========   ========   ========

                                             SCHEDULE  2


                  UNIROYAL CHEMICAL CORPORATION
                 UNIROYAL CHEMICAL COMPANY, INC.

                Valuation and Qualifying Accounts
                    (In thousands of dollars)

                           Additions
                  Balance   Charged
                    at     to Costs                      Balance
                 Beginning   and     Recurring   Other   at End
  Description     of Year  Expenses     (1)       (2)    of Year
---------------  --------  --------  --------  --------  --------

Fiscal Year 1996:
 Allowance for
  doubtful
  receivables      $2,873    $1,568   ($1,108)     -       $3,333
                 ========  ========  ========  ========  ========
 Accumulated
  amortization
  of cost in
  excess of
  acquired net
  assets          $21,281    $3,887      $323      -      $25,491
                 ========  ========  ========  ========  ========

 Accumulated
  amortization
  of other
  intangible
  assets          $87,813   $15,622     ($497)     -     $102,938
                 ========  ========  ========  ========  ========

Fiscal Year 1995:
 Allowance for
  doubtful
  receivables      $2,452      $708     ($287)     -       $2,873
                 ========  ========  ========  ========  ========
 Accumulated
  amortization
  of cost in
  excess of
  acquired net
  assets          $17,194    $3,953      $134      -      $21,281
                 ========  ========  ========  ========  ========


 Accumulated
  amortization
  of other
  intangible
  assets          $73,981   $14,647     ($815)     -      $87,813
                 ========  ========  ========  ========  ========

Fiscal Year 1994:
 Allowance for
  doubtful
  receivables      $1,946    $1,120     ($614)     -       $2,452
                 ========  ========  ========  ========  ========
 Accumulated
  amortization
  of cost in
  excess of
  acquired net
  assets          $27,152    $5,173      ($25) ($15,106)  $17,194
                 ========  ========  ========  ========  ========


 Accumulated
  amortization
  of other
  intangible
  assets          $93,992   $19,835     ($432) ($39,414)  $73,981
                 ========  ========  ========  ========  ========

____
(1) Represents accounts written off as uncollectible, net of recoveries (allowance for doubtful receivables only), and the translation effect of accounts denominated in foreign currencies.

(2) Represents write-offs due to the 1994 intangible asset revaluation and the sale of a business product line.


                         EXHIBIT INDEX

     The exhibit numbers set forth below correspond to the numbers assigned to such exhibits in the Exhibit Table to Item
601 of Regulation S-K.

Exhibit
Number                    Description

 2 Agreement and Plan of Merger dated April 30, 1996, by and among Crompton & Knowles Corporation, Tiger
           Merger Corp. and UCC (incorporated by reference to Exhibit 2 to the Quarterly Report on Form 10-Q for the period ended March 31, 1996).

 3.1 Certificate of Incorporation of UCC, effective as of August 21, 1996 (filed herewith).

 3.2 By-laws of UCC, effective as of August 21, 1996 (filed herewith).

 3.3 Certificate of Incorporation of Uniroyal Chemical (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 of Uniroyal Chemical, Registration No. 33-66740 ["Form S-1, Registration No. 33-66740"]).

 3.4 By-Laws of Uniroyal Chemical (incorporated by reference to Exhibit 3.4 to Form S-1, Registration No.
           33-66740).

 4.1       Form of Indenture, dated as of February 8, 1993, among
           UCC and State Street Bank and Trust Company, as
           Trustee, relating to the 10 1/2% Notes, including form of securities (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of UCC,
           Registration No. 33-45296 and 33-45295 ["Form S-1,
           Registration No. 33-45296/45295"]).

 4.2 Form of Indenture, dated as of February 8, 1993, among UCC and United States Trust Company of New York, as Trustee, relating to the 11% Notes, including form of securities (incorporated by reference to Exhibit 4.1(a) to Form S-1, Registration No. 33-45296/45295).

 4.3 Form of Indenture, dated as of February 8, 1993, among UCC and The Shawmut Bank Connecticut, N.A. as Trustee, relating to the 12% Notes, including form of securities (incorporated by reference to Exhibit 4.1(b) to Form S-1, Registration No. 33-45296/45295).

4.4 Form of Indenture, dated as of September 1, 1993, among Uniroyal Chemical and State Street Bank and Trust Company, as Trustee, relating to $270 million of 9% Notes, including the form of securities (incorporated by reference to Exhibit 4.2 to Form S-1, Registration No. 33-66740).

 4.5 Form of Amended and Restated $100 million Credit Agreement ("$100 Million Credit Agreement"), dated as of August 26, 1993, among UCC and Gustafson, Inc. as borrowers, various lenders and Citibank, N.A., as Agent
         (incorporated by reference to Exhibit 4.3 to Form S-1,
          Registration No. 33-66740).

 4.6 Form of Amended and Restated Security Agreement, dated as of August 26, 1993, from Uniroyal Chemical, as
         Pledgor and Citibank, N.A. as Pledgee and Agent
         (incorporated by reference to Exhibit 4.4 to Form S-1,
         Registration No. 33-66740).

 4.7 Form of Amended and Restated Guaranty, dated as of August 26, 1993, from Uniroyal Chemical, as Guarantor, various lenders and Citibank, N.A., as Agent
        (incorporated by reference to Exhibit 4.5 to Form S-1,
         Registration No. 33-66740).

 4.8 Form of Amended and Restated Guaranty, dated as of August 26, 1993, from Gustafson, Inc., as Guarantor, various lenders and Citibank, N.A., as Agent (incorporated by reference to Exhibit 4.6 to Form S-1, Registration No. 33-66740).

 4.9 Form of Amended and Restated Security Agreement, dated as of August 26, 1993, from Gustafson, Inc., as Pledgor and Citibank, N.A., as Pledgee and Agent (incorporated by reference to Exhibit 4.7 to Form S-1, Registration No. 33-66740).

4.10 Form of Letter Amendment, dated September 22, 1993, amending the $100 Million Credit Agreement (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended October 2, 1994 ["1994 Form 10-K"]).

4.11 Form of Second Letter Amendment, dated December 17, 1993, amending the $100 Million Credit Agreement (incorporated by reference to Exhibit 4.11 to the 1994 Form 10-K).

4.12 Form of Third Letter Amendment, dated February 3, 1994, amending the $100 Million Credit Agreement (incorporated by reference to Exhibit 4.12 to the l994 Form 10-K).

4.13   Form of Amendment, dated September 1, 1994, amending the
       $100 Million Credit Agreement (incorporated by reference to Exhibit 4.13 to the 1994 Form 10-K).

4.14 Form of Fifth Letter Amendment, dated October 26, 1994, amending the $100 Million Credit Agreement (incorporated by reference to Exhibit 4.14 to the 1994 Form 10-K).

4.15 Form of Sixth Letter Amendment, dated November 21, 1994, amending the $100 Million Credit Agreement (incorporated by reference to Exhibit 4.15 to the 1994 Form 10-K).

4.16 Form of Seventh Letter Amendment, dated February 28, 1995, amending the $100 Million Credit Agreement (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K for the fiscal year ended October 1, 1995 ["1995 Form 10-K"]).

4.17 Form of Eighth Letter Amendment, dated June 26, 1995, amending the $100 Million Credit Agreement (incorporated by reference to Exhibit 4.17 to the 1995 Form 10-K).

4.18 Form of Ninth Letter Amendment, dated September 13, 1995, amending the $100 Million Credit Agreement (incorporated by reference to Exhibit 4.18 to the 1995 Form 10-K).

4.19 $150 Million Credit Agreement dated as of December 21, 1995, by and among Uniroyal Chemical, as borrower, various lenders and Citicorp USA, Inc., as Agent ("$150 Million Credit Agreement") (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q for the period ended December 31, 1995 ["December 1995 10-Q"]).

4.20 Borrower Security Agreement dated as of December 21, 1995, by and between Uniroyal Chemical, as Pledgor to Citicorp USA, Inc., as Agent, as Pledgee (incorporated by reference to Exhibit 10D to the December 1995 10-Q).

4.21 Guaranty Agreement dated as of December 21, 1995, by and among various Guarantors, as guarantors, in favor of the Secured Parties, as Party to the $150 Million Credit Agreement, and Citicorp USA, Inc. as Agent (incorporated by reference to Exhibit 10E to the December 1995 10-Q).

4.22 Guarantor Security Agreement dated as of December 21, 1995, from Gustafson, Inc., Uniroyal Chemical Export Limited and Trace Chemicals, Inc., as Pledgors to Citicorp USA, Inc., as Agent, as Pledgee (incorporated by reference to Exhibit 10F to the December 1995 10-Q).

4.23     Form of Louisiana Undertaking dated as of December 21,
         1995, from Uniroyal Chemical to the Lenders party to the $150 Million Credit Agreement (incorporated by reference to Exhibit 10G to the December 1995 10-Q).

4.24 Form of $600 Million Credit Agreement dated as of August 21, 1996, by and among Crompton & Knowles Corporation, Crompton & Knowles Colors Incorporated, Davis-Standard Corporation, Ingredient Technology Corporation and Uniroyal Chemical, as Borrowers, and various lenders, and Citicorp Securities, Inc., as Arranger, and Citicorp USA, Inc., as Agent and the Chase Manhattan Bank, as Managing Agent ("$600 Million Credit Agreement") (filed herewith).

4.25     Uniroyal Chemical Security Agreement dated as of August
         21, 1996, by and among various Uniroyal Chemical subsidiaries, as Pledgors, to Citicorp USA, Inc., as Agent (filed herewith).

4.26 Louisiana Undertaking dated as of August 21, 1996, from Uniroyal Chemical, UCC and various subsidiaries of Uniroyal Chemical to the Lenders party to the $600 Million Credit Agreement and to Citicorp USA, Inc. as Agent (filed herewith).

4.27 Subsidiary Guaranty dated as of August 21, 1996, from various subsidiaries of Uniroyal Chemical and Crompton &
       Knowles Corporation, as Guarantors, in favor of various secured parties as referred to in the $600 Million Credit Agreement (filed herewith).

10.1   Form of Assignment and Assumption of Raw Materials
       Agreement, dated as of October 30, 1989, between UCC and Avery (incorporated by reference to Exhibit 10.1 to Form
       S-1, Registration No. 33-32770).

10.2   Warrant Agreement, dated as of October 30, 1989, between
       UCC and Avery, Inc. (incorporated by reference to Exhibit
       10.2 to Form S-1, Registration No. 33-32770).

10.3   Form of Employment Agreement, dated as of October 30,
       1989, among Uniroyal Chemical and the Executive Officers of Uniroyal Chemical (incorporated by reference to Exhibit
       10.3 to Form S-1, Registration No. 33-32770).

10.4 Form of Supplemental Executive Retirement Agreement, dated as of October 30, 1989, among Uniroyal Chemical and the Executive Officers of Uniroyal Chemical (incorporated by reference to Exhibit 10.4 to Form S-1, Registration No. 33-32770).

10.5   Form of Management Subscription Agreement, dated as of
       October 19, 1989, between UCC and the Management Investors
      (incorporated by reference to Exhibit 10.8 to Form S-1,
       Registration No. 33-32770).

10.6   Form of Registration Rights Agreement, dated as of October
       30, 1989, among Uniroyal Chemical Acquisition Corporation
       ("UCAC"), UCC and the purchasers named therein
       (incorporated by reference to Exhibit 10.9 to Form S-1,
       Registration No. 33-32770).

10.7 Amended and Restated Tax Indemnification Agreement, dated as of October 26, 1989, among Avery, Inc., Uniroyal Chemical Holding Company, UCAC, UCC and certain subsidiaries of UCAC ("Tax Indemnification Agreement")
      (incorporated by reference to Exhibit 10.13 to Form S-1,
       Registration No. 33-32770).

10.8 Form of Amendment, dated as of December 14, 1990, to the Tax Indemnification Agreement (incorporated by reference to Exhibit 10.26 to Post Effective Amendment No. 3 to the
      Registration Statement on Form S-1, of UCC and UCAC Registration No. 33-32770, filed on January 15, 1991 ["1991 Form S-1, Registration No. 33-32770"]).

10.9  Uniroyal Chemical Company Long-Term Management Incentive
      Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of UCC, Registration No.
      33-45295, filed on January 27, 1992).

10.10 UCC Purchase Right Plan, as amended and restated as of March 16, 1995 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended
      April 2, 1995 ["April 1995 Form 10-Q"]).

10.11 Loan Agreement, dated as of March 16, 1995, among Uniroyal
      Chimica S.p.A., Citibank N.A., as Agent, and the Banks party thereto (incorporated by reference to Exhibit 10.11 to the 1995 Form 10-K).

10.12 Finance Agreement, dated as of May 15, 1992, between
      Uniroyal Chemical Company Limited, Borrower, and Overseas
      Private Investment Corporation, Loan Guarantor
     (incorporated by reference to Exhibit 10.32 to Amendment No.
      3 to the Registration Statement on Form S-1, of UCC
      Registration Nos. 33-45296 and 33-45295, filed on December
      10, 1992 ["1992 Form S-1, Registration Nos.
      33-45296/33-45295"]).

10.13 Sponsor Guaranty Agreement, dated as of May 15, 1992, between Uniroyal Chemical, Guarantor, and Overseas Private
      Investment Corporation (incorporated by reference to Exhibit 10.33 to 1992 Form S-1, Registration Nos.
      33-45296/33-45295).

10.14 Guaranty Agreement, dated as of May 15, 1992, between
      Uniroyal Chemical Company Limited, Guarantor, and Bankers
      Trust Company, Paying Agent (incorporated by reference to
      Exhibit 10.34 to 1992 Form S-1, Registration Nos.
      33-45296/33-45295).

10.15 Issuing and Paying Agency Agreement, dated as of May 15, 1992, among Uniroyal Chemical Company Limited, Overseas Private Investment Corporation and Bankers Trust Company, Paying Agent (incorporated by reference to Exhibit 10.35 to 1992 Form S-1, Registration Nos. 33-45296/33-45295).

10.16 Subordination Agreement, dated as of May 15, 1992, among Uniroyal Chemical Company Limited, Obligor, Uniroyal Chemical, Subordinated Creditor, and Overseas Private Investment Corporation (incorporated by reference to Exhibit 10.36 to 1992 Form S-1, Registration Nos. 33-45296/33-45295).

10.17 Form of Amendment, dated as of December 8, 1992, to the Tax
      Indemnification Agreement (incorporated by reference to Exhibit 10.30 to 1992 Form S-1, Registration Nos.
      33-45296/33-45295).

10.18 Form of Amendment No. 1, dated as of February 2, 1993, to the Management Subscription Agreements (incorporated by reference to Exhibit 10.39 to Form S-1, Registration No.
      33-66740).

10.19 Rights Agreement, dated April 29, 1993, between UCC and
      Chemical Bank as Rights Agent (incorporated by reference to
      Exhibit 4.1 to the Current Report on Form 8-K of UCC, filed on April 30, 1993).

10.20 Form of Amendment No. 1 to the Rights Agreement, dated
      October 31, 1995 between UCC and Chemical Bank, as Rights
      Agent (incorporated by reference to Exhibit 4.2 to Form 8-K filed on November 2, 1995).

10.21 UCC 1993 Stock Option Plan (incorporated by reference to
      Exhibit 28.1 to UCC's Registration Statement on Form S-8,
      Registration No. 33-62030, filed on May 4, 1993).

10.22 Form of Amendment No. 2 to the UCC 1993 Stock Option Plan
      (incorporated by reference to Exhibit 10.2 to the April
      1995 Form 10-Q).

10.23 Form of Amendment No. 2, dated as of November 15, 1993, to the Management Subscription Agreements (incorporated by reference to Exhibit 10.21 to the 1994 Form 10-K).

10.24 Form of Executive Stock Option Agreement, dated as of
      November 15, 1993 (incorporated by reference to Exhibit
      10.22 to the 1994 Form 10-K).

10.25 Form of Management Investor and Other Key Personnel Option
      Agreement, dated as of December 15, 1993 (incorporated by reference to Exhibit 10.23 to the 1994 Form 10-K).

10.26 Form of Non-Employee Director Stock Option Agreement, dated as of September 13, 1994 (incorporated by reference to Exhibit 10.24 to the 1994 Form 10-K).

10.27 Form of Non-Employee Director Stock Option Agreement, dated as of March 5, 1996 (filed herewith).

10.28 Form of Employment Agreement, dated as of August 21, 1996, between Uniroyal Chemical and four executive officers of Uniroyal Chemical (filed herewith).

10.29 Form of Supplemental Retirement Agreement, dated as of
      August 21, 1996, between Uniroyal Chemical and two executive officers of Uniroyal Chemical (filed herewith).

10.30 Form of Supplemental Retirement Agreement, dated as of
      August 21, 1996, between Uniroyal Chemical and two executive officers of Uniroyal Chemical (filed herewith).

12 Computation of earnings to fixed charges ratio for the fiscal years 1992, 1993, 1994, 1995 and 1996 (filed herewith).

21    Subsidiaries of the Registrants (No Response Required).

27    Financial Data Schedules for Uniroyal Chemical and UCC
      (filed herewith).