Form 10-QT
period 1996-12-28
UNIROYAL CHEMICAL CORP /DE/; UNIROYAL CHEMICAL CO INC
filed 1997-02-21
CIK 858905, 862612

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-QT

[ ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                                 OR

[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 29, 1996 to December 28,
1996
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

(Registrants' telephone number, including area code)
                    (203)573-2000

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
Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of February 14, 1997:

Uniroyal Chemical Corporation:      100 shares of Common Stock;
Uniroyal Chemical Company, Inc.:    100 shares of No Class Common
                                    Stock.


Registrants meet the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

     THE REGISTRANTS ARE NOT REQUIRED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 TO FILE THIS REPORT, WHICH IS BEING FILED TO COMPLY WITH CERTAIN PROVISIONS OF THE INDENTURES APPLICABLE TO THREE SERIES OF OUTSTANDING PUBLIC DEBT OF UNIROYAL CHEMICAL CORPORATION AND ONE SERIES OF SUCH DEBT OF UNIROYAL CHEMICAL COMPANY, INC.

     *   *   *   *   *   *   *   *   *   *   *   *   *   *   *

                   UNIROYAL CHEMICAL CORPORATION
                  UNIROYAL CHEMICAL COMPANY, INC.
                             FORM 10-QT
         FOR THE TRANSITION PERIOD ENDED DECEMBER 28, 1996






PART I - FINANCIAL INFORMATION                              PAGE

Item 1 -- Financial Statements (unaudited):

   Consolidated Statements of Operations for the
   Quarters Ended December 28, 1996 and
   December 31, 1995                                           2

   Consolidated Balance Sheets - December 28, 1996
   and December 31, 1995
       Uniroyal Chemical Corporation                           3
       Uniroyal Chemical Company, Inc.                         4

   Consolidated Statements of Cash Flows for the
   Quarters Ended December 28, 1996 and
   December 31, 1995                                           5

   Notes to Unaudited Consolidated Financial Statements        6


Item 2 -- Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                           7



PART II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K                     8

Signatures                                                     9

*Exhibit 10 -- $530,000,000 Amended and
               Restated Credit Agreement Dated as
               of December 19, 1996 Among Uniroyal
               Chemical Company, Inc., et al., as
               Borrowers and Various Banks as Lenders


*Exhibit 27 -- Financial Data Schedule


*  A copy of these Exhibits are annexed to this report on Form
10-QT provided to the Securities and Exchange Commission.



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

UNIROYAL CHEMICAL CORPORATION                           Unaudited
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements Of Operations
Quarters ended December 28, 1996 and December 31, 1995
(In thousands of dollars)




                                           Quarters Ended
                                       ----------------------
                                        Dec. 28,    Dec. 31,
                                          1996        1995
                                       ----------  ----------

Net sales                                $242,338    $231,480

Cost of products sold                     154,031     156,015
Selling, general and administrative        40,214      37,696
Depreciation and amortization              15,485      16,657
Research and development                    9,160       8,862
                                       ----------  ----------
    Operating profit                       23,448      12,250

Interest expense                           24,814      26,342
Other income, net                             (41)       (143)
                                       ----------  ----------
    Loss before income taxes               (1,325)    (13,949)

Benefit for income taxes                     (531)     (5,581)
                                       ----------  ----------
    Net loss                                ($794)    ($8,368)
                                       ==========  ==========


     See notes to unaudited consolidated financial statements

UNIROYAL CHEMICAL CORPORATION                           Unaudited
Consolidated Balance Sheets
December 28, 1996 and December 31, 1995
(In thousands of dollars)
                                       Dec. 28,       Dec. 31,
                                         1996           1995
                                     ------------   ------------
ASSETS
Current Assets
   Cash                                   $21,015        $16,043
   Accounts receivable                    137,238        140,086
   Inventories                            202,762        192,780
   Other current assets                    60,848         48,275
                                     ------------   ------------
     Total current assets                 421,863        397,184

Non-Current Assets
   Property, plant and equipment          367,962        390,833
   Costs in excess of acquired net
    assets                                128,155        132,611
   Other intangible assets                 91,782        104,613
   Other assets                           123,545        136,055
                                     ------------   ------------
                                       $1,133,307     $1,161,296
                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current installments of long-term
    debt                                     $731        $11,461
   Notes payable                            8,595         48,570
   Accounts payable and accrued
    expenses                              210,191        195,742
                                     ------------   ------------
     Total current liabilities            219,517        255,773

Non-Current Liabilities
   Long-term debt                         925,982        911,608
   Postretirement healthcare
    liability                             174,025        176,991
   Other liabilities                      150,615        126,273

Stockholders' Equity (Deficit)
   Preferred stock                           -             4,172
   Common stock                              -               254
   Additional paid-in capital             172,822        176,956
   Accumulated deficit                   (480,407)      (455,828)
   Cumulative translation adjustment      (25,534)       (20,425)
   Pension liability adjustment            (3,713)        (3,617)
   Treasury stock at cost                    -           (10,861)
                                     ------------   ------------
     Total stockholders' deficit         (336,832)      (309,349)
                                     ------------   ------------
                                       $1,133,307      $1,161,296
                                     ============   ============
     See notes to unaudited consolidated financial statements

UNIROYAL CHEMICAL COMPANY, INC.                        Unaudited
Consolidated Balance Sheets
December 28, 1996 and December 31, 1995
(In thousands of dollars)
                                       Dec. 28,       Dec. 31,
                                         1996           1995
                                     ------------   ------------
ASSETS
Current Assets
   Cash                                   $21,015        $16,043
   Accounts receivable                    137,238        140,086
   Inventories                            202,762        192,780
   Other current assets                    60,848         48,275
                                     ------------   ------------
     Total current assets                 421,863        397,184

Non-Current Assets
   Property, plant and equipment          367,962        390,833
   Costs in excess of acquired net
    assets                                128,155        132,611
   Other intangible assets                 91,782        104,613
   Other assets                           123,545        136,055
                                     ------------   ------------
                                       $1,133,307     $1,161,296
                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Current installments of long-term
    debt                                     $731        $11,461
   Notes payable                            8,595         48,570
   Accounts payable and accrued
    expenses                              210,191        195,742
                                     ------------   ------------
     Total current liabilities            219,517        255,773

Non-Current Liabilities
   Long-term debt                         925,982        911,608
   Postretirement healthcare
    liability                             174,025        176,991
   Other liabilities                      150,615        126,273

Stockholders' Equity (Deficit)
   Common stock                                 1              1
   Additional paid-in capital             174,504        176,956
   Accumulated deficit                   (482,090)      (462,264)
   Cumulative translation adjustment      (25,534)       (20,425)
   Pension liability adjustment            (3,713)        (3,617)
                                     ------------   ------------
     Total stockholders' deficit         (336,832)      (309,349)
                                     ------------   ------------
                                       $1,133,307      $1,161,296
                                     ============   =============


     See notes to unaudited consolidated financial statements


UNIROYAL CHEMICAL CORPORATION                           Unaudited
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Cash Flows
For the Quarters Ended December 28, 1996 and December 31, 1995
(In thousands of dollars)




                                        Quarters Ended
                                  ---------------------------
                                    Dec. 28,       Dec. 31,
                                      1996           1995
                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 ($794)       ($8,368)
Adjustments to reconcile net loss
  to net cash provided by operations:
  Depreciation and amortization         15,485         16,657
  Non-cash interest                      3,567          3,752
  Deferred income taxes                  2,114         (7,422)
  Changes in assets and liabilities,
   net                                 (28,397)       (25,141)
  Other                                    (79)           (78)
                                  ------------   ------------
Net cash used by operations             (8,104)       (20,600)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                  (7,437)        (8,299)
  Other investing activities                11            275
                                  ------------   ------------
Net cash used by investing
 activities                             (7,426)       (8,024)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term
   borrowings                           22,237            996
  Increase (decrease) in notes
   payable                                (403)        15,208
  Other financing activities               141         (1,160)
                                  ------------   ------------
Net cash provided by financing
 activities                             21,975         15,044

CASH
Effect of exchange rates on cash        (1,045)           104
                                  ------------   ------------
Change in cash                           5,400        (13,476)
Cash at beginning of period             15,615         29,519
                                  ------------   ------------
Cash at end of period                  $21,015        $16,043
                                  ============   ============

     See notes to unaudited consolidated financial statements


UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
Transition Period Ended December 28, 1996

1.  Presentation of Consolidated Financial Statements

    Uniroyal Chemical Corporation ("UCC") is dependent on cash flow from Uniroyal Chemical Company, Inc. ("Uniroyal Chemical") and its subsidiaries. Accordingly, the consolidated financial statements of Uniroyal Chemical set forth herein are presented on a basis of accounting which reflects all of the adjustments to account for the acquisition of Uniroyal Chemical by UCC and substantially all of the operations (primarily interest expense), assets and liabilities of UCC.

    The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Companies' fiscal 1996 Form 10-K.

    By unanimous written consent of the respective Board of Directors of UCC and Uniroyal Chemical dated September 27, 1996, the directors determined that the fiscal year of UCC and Uniroyal Chemical, which commenced September 29, 1996, shall end on December 28, 1996, and that thereafter, the fiscal year of each of UCC and Uniroyal Chemical shall commence on the Sunday following the last Saturday in December of each year and end on the last Saturday of the next following December. The fiscal years for UCC and Uniroyal Chemical will now coincide with the fiscal year of Crompton & Knowles Corporation, the parent of UCC. Accordingly, the unaudited consolidated financial statements are presented for the transition period from September 29, 1996 to December 28, 1996.

    Certain amounts in the accompanying consolidated financial statements have been reclassified to conform with the current year presentation.

    Accumulated depreciation at December 28, 1996 and December 31, 1995 was $262.4 and $222.8 million, respectively.

    Accumulated amortization (in thousands) of costs in excess of acquired net assets was $26,534 and $22,360 and accumulated amortization (in thousands) of other intangible assets was $106,655 and $91,536 at December 28, 1996 and December 31, 1995,
respectively.

    Cash payments for the quarters ended December 28, 1996 and December 31, 1995 include interest payments of $28.7 and $27.7 million and income tax payments of $7.7 and $8.8 million, respectively.

2.  Inventories

    A summary of inventory components is as follows (in thousands):

                               Dec. 28,       Dec. 31,
                                 1996           1995
                             ------------   ------------

       Finished goods            $148,552      $141,677
       Work in process              9,296         9,308
       Raw materials and
        supplies                   44,914        41,795
                             ------------   ------------
                                 $202,762      $192,780
                             ============   ============

3.  Contingencies

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

    Each quarter, Uniroyal Chemical evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by Uniroyal Chemical and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for environmental remediation activities at December 28, 1996 was $94.9 million.
It is reasonably possible that Uniroyal Chemical's estimates for environmental remediation liabilities may subsequently change should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operation

   The response to this item has been limited to an analysis of the results of operations for the quarter ended December 28, 1996 as compared with the quarter ended December 31, 1995 as Registrants meet the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q.

Operating Results - Quarters Ended December 28, 1996 and December
31, 1995

Net Sales

   Net sales for the quarter ended December 28, 1996 increased by 5% to $242.3 million from $231.5 million for the quarter ended
December 31, 1995. The majority of the increase was due to higher unit volume.

   Chemicals and Polymers sales rose 3% to $119.5 million for the quarter ended December 28, 1996. Rubber chemicals pricing remained steady for this period while unit volume increased.
EPDM unit volume was unchanged but lower pricing reduced total sales. Nitrile rubber posted a solid sales gain, primarily resulting from stronger Latin American sales.

   Crop Protection sales of $48.8 million for the quarter ended December 28, 1996 were slightly higher than the corresponding period last year, with higher seed treatment sales offsetting lower insecticide sales in the Asia/Pacific region. Sales in this business are typically at a seasonal low during this period.

   Specialties sales of $74.0 million increased 10% versus the prior quarter of last year primarily due to strong demand for lubricant additives and continued international growth of urethane prepolymers.


Operating Profit

   As a percentage of net sales, gross margins improved to 36.4% from 32.6% for the quarter ended December 28, 1996 primarily as a result of lower raw material and manufacturing costs. Consolidated operating profit increased 91% to $23.4 million in 1996 from $12.3 million in 1995 as a result of higher unit volume and lower costs, including raw material, manufacturing and overhead.

Other

   Selling, general and administrative expenses of $40.2 million increased 7% versus the quarter ending December 31, 1995 primarily due to increased advertising and selling expenses. Depreciation and amortization of $15.5 million decreased 7% versus the quarter ended December 31, 1995 primarily as a result of certain assets becoming fully amortized or depreciated. Research and development costs of $9.2 million increased 3% from the quarter ended December 31, 1995 but remained constant as a percentage of sales.

   Interest expense for the quarter ended December 28, 1996 of $24.8 million decreased 6% from the quarter ended December 31, 1995 primarily due to lower levels of indebtedness. Other income, net of $41 thousand decreased slightly versus the prior year. The effective tax benefit rate of 40% for the quarter ended December 28, 1996 was unchanged from the comparable 1995 period.

PART II - OTHER INFORMATION


Item 6 - Exhibits and reports on Form 8-K

(a)   Exhibits


      10.  $530,000,000 Amended and Restated Credit Agreement
Dated as of December 19, 1996 Among Uniroyal Chemical Company,
Inc., et al., as Borrowers and Various Banks as Lenders

      27.  Financial data schedule

(b)   Reports on Form 8-K

      During the transition period ended December 28, 1996, the registrants did not file any reports on Form 8-K, except as to a report on Form 8-K dated September 27, 1996 and filed on September 30, 1996, which has been previously reported.

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 UNIROYAL CHEMICAL CORPORATION
                                 UNIROYAL CHEMICAL COMPANY, INC.
                                           (Registrants)



Date: February 21, 1997              By /s/    Charles J. Marsden
      -----------------                    ---------------------
                                            Vice President and
                                          Chief Financial Officer
                                            (Principal Financial
                                                Officer)