Form 10-Q
period 1997-03-29
UNIROYAL CHEMICAL CORP /DE/; UNIROYAL CHEMICAL CO INC
filed 1997-05-23
CIK 858905, 862612

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 29, 1997

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
Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 16, 1997:

Uniroyal Chemical Corporation:      100 shares of Common Stock;
Uniroyal Chemical Company, Inc.:    100 shares of No Class Common
                                    Stock.


Registrants meet the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

     THE REGISTRANTS ARE NOT REQUIRED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 TO FILE THIS REPORT, WHICH IS BEING FILED TO COMPLY WITH CERTAIN PROVISIONS OF THE INDENTURES APPLICABLE TO THREE SERIES OF OUTSTANDING PUBLIC DEBT OF UNIROYAL CHEMICAL CORPORATION AND ONE SERIES OF SUCH DEBT OF UNIROYAL CHEMICAL COMPANY, INC. UNIROYAL CHEMICAL CORPORATION IS A WHOLLY-OWNED SUBSIDIARY OF CROMPTON & KNOWLES CORPORATION. UNIROYAL CHEMICAL COMPANY, INC. IS A WHOLLY-OWNED SUBSIDIARY OF UNIROYAL CHEMICAL CORPORATION.

     *   *   *   *   *   *   *   *   *   *   *   *   *   *   *

                   UNIROYAL CHEMICAL CORPORATION
                  UNIROYAL CHEMICAL COMPANY, INC.
                             FORM 10-Q
                FOR THE QUARTER ENDED MARCH 29, 1997

                                INDEX

PART I - FINANCIAL INFORMATION

Item 1 -- Financial Statements and Accompanying Notes

   Consolidated Statements of Earnings (unaudited) for the
   Quarters Ended March 29, 1997 and March 31, 1996

   Consolidated Balance Sheets - March 29, 1997 (unaudited) and December 28, 1996
       Uniroyal Chemical Corporation
       Uniroyal Chemical Company, Inc.

   Consolidated Statements of Cash Flows (unaudited) for the
   Quarters Ended March 29, 1997 and March 31, 1996

   Notes to Consolidated Financial Statements - Quarter ended
   March 29, 1997 (unaudited)


Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

Signatures


*Exhibit 27 -- Financial Data Schedule


* A copy of this Exhibit is annexed to this report on Form 10-Q provided to the Securities and Exchange Commission.





UNIROYAL CHEMICAL CORPORATION                           UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements Of Earnings
Quarters ended March 29, 1997 and March 31, 1996
(In thousands of dollars)




                                           Quarters Ended
                                       ----------------------
                                        Mar. 29,    Mar. 31,
                                          1997        1996
                                       ----------  ----------

Net sales                                $307,883    $295,628

Cost of products sold                     187,686     180,942
Selling, general and administrative        40,788      41,519
Depreciation and amortization              15,824      16,582
Research and development                    9,821       9,582
                                       ----------  ----------
    Operating profit                       53,764      47,003
Interest expense                           24,757      26,954
Other expense                                  73         572
                                       ----------  ----------
Earnings before income taxes
  and extraordinary charge                 28,934      19,477

Income taxes                               10,995       7,791
                                       ----------  ----------
Earnings before extraordinary charge       17,939      11,686

Extraordinary loss on early
  extinguishment of debt                     -           (304)
                                       ----------  ----------
Net earnings                             $ 17,939    $ 11,382
                                       ==========  ==========


     See accompanying notes to consolidated financial statements


UNIROYAL CHEMICAL CORPORATION
Consolidated Balance Sheets
March 29, 1997 and December 28, 1996
(In thousands of dollars)
                                   (UNAUDITED)
                                    Mar. 29,       Dec. 28,
                                      1997           1996
                                  ------------   ------------
ASSETS

Cash                                $   13,528     $   21,015
Accounts receivable                    166,014        137,238
Inventories                            210,825        202,762
Other current assets                    59,933         60,848
                                  ------------   ------------
  Total current assets                 450,300        421,863

Property, plant and equipment          358,192        367,962
Costs in excess of acquired net
 assets                                127,133        128,155
Other intangible assets                 87,819         91,782
Other assets                           118,961        123,545
                                  ------------   ------------
                                    $1,142,405     $1,133,307
                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current installments of long-term
 debt                               $       87     $      731
Notes payable                            6,270          8,595
Accounts payable                        98,676         97,909
Accrued expenses                       102,056         87,313
Income taxes payable                    30,544         24,969
                                  ------------   ------------
  Total current liabilities            237,633        219,517

Long-term debt                         907,650        925,982
Postretirement healthcare
 liability                             173,704        174,025
Other liabilities                      142,583        150,615

Stockholders' Equity (Deficit):
Additional paid-in capital             172,822        172,822
Accumulated deficit                   (462,468)      (480,407)
Cumulative translation adjustment      (26,759)       (25,534)
Pension liability adjustment            (2,760)        (3,713)
                                  ------------   ------------
  Total stockholders' deficit         (319,165)      (336,832)
                                  ------------   ------------
                                    $1,142,405     $1,133,307
                                  ============   ============



     See accompanying notes to consolidated financial statements


UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Balance Sheets
March 29, 1997 and December 28, 1996
(In thousands of dollars)
                                   (UNAUDITED)
                                    Mar. 29,       Dec. 28,
                                      1997           1996
                                  ------------   ------------
ASSETS

Cash                                $   13,528     $   21,015
Accounts receivable                    166,014        137,238
Inventories                            210,825        202,762
Other current assets                    59,933         60,848
                                  ------------   ------------
  Total current assets                 450,300        421,863

Property, plant and equipment          358,192        367,962
Costs in excess of acquired net
 assets                                127,133        128,155
Other intangible assets                 87,819         91,782
Other assets                           118,961        123,545
                                  ------------   ------------
                                    $1,142,405     $1,133,307
                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current installments of long-term
 debt                               $       87     $      731
Notes payable                            6,270          8,595
Accounts payable                        98,676         97,909
Accrued expenses                       102,056         87,313
Income taxes payable                    30,544         24,969
                                  ------------   ------------
  Total current liabilities            237,633        219,517

Long-term debt                         907,650        925,982
Postretirement healthcare
 liability                             173,704        174,025
Other liabilities                      142,583        150,615

Stockholders' Equity (Deficit):
Common stock                                 1              1
Additional paid-in capital             174,504        174,504
Accumulated deficit                   (464,151)      (482,090)
Cumulative translation adjustment      (26,759)       (25,534)
Pension liability adjustment            (2,760)        (3,713)
                                  ------------   ------------
  Total stockholders' deficit         (319,165)      (336,832)
                                  ------------   ------------
                                    $1,142,405     $1,133,307
                                  ============   ============




     See accompanying notes to consolidated financial statements


UNIROYAL CHEMICAL CORPORATION                           UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Cash Flows
For the Quarters Ended March 29, 1997 and March 31, 1996
(In thousands of dollars)




                                        Quarters Ended
                                  ---------------------------
                                    Mar. 29,       Mar. 31,
                                      1997           1996
                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                          $ 17,939       $ 11,382
Adjustments to reconcile net earnings
  to net cash provided by operations:
  Depreciation and amortization         15,824         16,582
  Non-cash interest                      3,424          3,874
  Deferred income taxes                  3,836            731
  Changes in assets and liabilities,
   net                                 (20,333)       (19,870)
                                  ------------   ------------
Net cash provided by operations         20,690         12,699

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                  (4,621)        (6,713)
  Other investing activities              (327)        (1,852)
                                  ------------   ------------
Net cash used by investing
 activities                             (4,948)       (8,565)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term
   borrowings                          (22,164)       (18,782)
  Proceeds (payments) on short-term
   borrowings                           (1,860)        20,515
  Other financing activities              -                48
                                  ------------   ------------
Net cash provided (used) by financing
 activities                            (24,024)         1,781

CASH
  Effect of exchange rates on cash         795           (211)
                                  ------------   ------------
  Change in cash                        (7,487)         5,704
  Cash at beginning of period           21,015         16,043
                                  ------------   ------------
  Cash at end of period               $ 13,528       $ 21,747
                                  ============   ============

     See accompanying notes to consolidated financial statements



UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
Quarter Ended March 29, 1997

1.  Presentation of Consolidated Financial Statements

    Uniroyal Chemical Corporation ("UCC") is a wholly-owned subsidiary of Crompton & Knowles Corporation. It is dependent on cash flow from Uniroyal Chemical Company, Inc. ("Uniroyal Chemical") and its subsidiaries. Accordingly, the consolidated financial statements of Uniroyal Chemical set forth herein are presented on a basis of accounting which reflects all of the adjustments to account for the acquisition of Uniroyal Chemical by UCC and all of the operations (primarily interest expense), assets and liabilities of UCC. Herein, UCC and Uniroyal Chemical, collectively, are referred to as the "Companies".

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

    Included in accounts receivable are allowances for doubtful accounts of $4.6 million in 1997 and $3.7 million at December 28, 1996.

    Accumulated depreciation amounted to $271.3 million in 1997 and $262.4 million December 28, 1996.

    Accumulated amortization of costs in excess of acquired net assets was $27.6 and $26.5 million and accumulated amortization of other intangible assets was $110.3 and $106.7 million at March
29, 1997 and December 28, 1996, respectively.

    Cash payments for the quarters ended March 29, 1997 and March
31, 1996 include interest payments of $13.4 and $17.9 million and income tax payments of $3.1 and $2.2 million, respectively.

2.  Inventories

    Components of inventories are as follows:


                               Mar. 29,       Dec. 28,
                                 1997           1996
                             ------------   ------------

       (In thousands)

       Finished goods            $157,718      $148,552
       Work in process             10,106         9,296
       Raw materials and
        supplies                   43,001        44,914
                             ------------   ------------
                                 $210,825      $202,762
                             ============   ============

3.  Environmental and Other Matters

    The Companies are involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. Uniroyal Chemical and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (each a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, Uniroyal Chemical is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

    Each quarter, Uniroyal Chemical evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by Uniroyal Chemical and the anticipated time frame over which payments toward the remediation plan will occur. As of March 29, 1997, Uniroyal Chemical's reserves for environmental remediation activities totaled $92.1 million. These estimates may subsequently change should additional sites be identified, circumstances change with respect to any site, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations

   The response to this item has been limited to an analysis of the results of operations for the quarter ended March 29, 1997 as compared with the quarter ended March 31, 1996 as Registrants meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

First Quarter Results

Overview

   Net sales for the quarter ended March 29, 1997 increased by 4% to $307.9 million from $295.6 million for the quarter ended March 31, 1996. The increase was primarily due to higher unit volume of 6% offset equally by lower prices and the impact of foreign currency translation. Net earnings of $17.9 million increased by 54% versus earnings before extraordinary items in the comparable period of 1996. Gross margin as a percentage of net sales increased slightly to 39.0% from 38.8% in the comparable 1996 period. Operating profit increased 14% to $53.8 million primarily as a result of higher unit volume and lower operating costs.

Sales by Major Product Line

   Chemicals and Polymers sales of $127.8 million rose 2% from the 1996 first quarter. Sales of rubber chemicals, EPDM and nitrile rubber increased as higher unit volume of 5% was partially offset by lower selling prices and the impact of foreign currency translation.

   Crop Protection sales of $104.6 million were 7% higher versus the first quarter of 1996 primarily attributable to higher unit volume. Improved sales in Europe and increased seed treatment business contributed to the improvement.

   Specialties sales of $75.4 million increased 5% from the 1996 first quarter primarily due to increased unit volume for urethane prepolymers and additives for plastics and lubricants.

Other

   Selling, general and administrative expenses of $40.8 million decreased 2% versus the quarter ending March 31, 1996 primarily due to planned cost reductions partially offset by inflation and increased spending to support a higher sales level. Depreciation and amortization of $15.8 million decreased 5% versus the first quarter of 1996 primarily as a result of certain assets becoming fully amortized or depreciated. Research and development costs of $9.8 million increased 2% from the quarter ended March 31, 1996.

   Interest expense for the quarter ended March 29, 1997 of $24.8 million decreased 8% from the first quarter of 1996 primarily due to lower levels of indebtedness. Other expense of $73 thousand decreased $499 thousand versus the prior year as a result of one-time losses incurred in 1996. The effective tax rate of 38% decreased from 40% in the comparable 1996 period.

PART II - OTHER INFORMATION


Item 6 - Exhibits and reports on Form 8-K

(a)   Exhibits


      27.  Financial data schedule


                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 UNIROYAL CHEMICAL CORPORATION
                                 UNIROYAL CHEMICAL COMPANY, INC.
                                           (Registrants)



Date: May 23, 1997                   By /s/ Charles J. Marsden
      ------------                          ------------------
                                             Vice President and
                                          Chief Financial Officer
                                               and Director
                                          (Principal Financial
                                                  Officer)