Form 10-Q
period 1997-06-28
UNIROYAL CHEMICAL CORP /DE/; UNIROYAL CHEMICAL CO INC
filed 1997-08-27
CIK 858905, 862612

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 28, 1997

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
Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of August 22, 1997:

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

     *   *   *   *   *   *   *   *   *   *   *   *   *   *   *

                   UNIROYAL CHEMICAL CORPORATION
                  UNIROYAL CHEMICAL COMPANY, INC.
                             FORM 10-Q
                FOR THE QUARTER ENDED June 28, 1997

                                INDEX






PART I - FINANCIAL INFORMATION

Item 1   Condensed Financial Statements and Accompanying Notes

   Consolidated Statements of Earnings (unaudited) for the
   Quarters and Six Months Ended June 28, 1997 and June 30, 1996

   Consolidated Balance Sheets   June 28, 1997 (unaudited)
   and December 28, 1996
       Uniroyal Chemical Corporation
       Uniroyal Chemical Company, Inc.

   Consolidated Statements of Cash Flows (unaudited) for the
   Six Months Ended June 28, 1997 and June 30, 1996

   Notes to Consolidated Financial Statements - Quarter ended
   June 28, 1997 (unaudited)


Item 2 -- Management's Discussion and Analysis of Financial
        Condition and Results of Operations




PART II - OTHER INFORMATION

Item 1   Legal Proceedings

Item 6 -- Exhibits and Reports on Form 8-K

Signatures

*Exhibit 4 -- $600,000,000 Second Amended and Restated Credit
              Agreement

*Exhibit 27 -- Financial Data Schedule


* A copy of this Exhibit is annexed to this report on Form 10-Q provided to the Securities and Exchange Commission.







UNIROYAL CHEMICAL CORPORATION                           UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Earnings
Quarters and six months ended June 28, 1997 and June 30, 1996
(In thousands of dollars)




                         Quarters Ended     Six Months Ended
                       ------------------  ------------------
                       Jun. 28,  Jun. 30,  Jun. 28,  Jun. 30,
                       1997      1996      1997      1996
                       --------  --------  --------  --------

Net sales              $323,813  $302,063  $631,696  $597,691


Cost of products sold   195,041   180,032   382,727   360,974
Selling, general and
  administrative         43,177    43,540    83,965    85,059
Depreciation and
  amortization           15,931    17,640    31,755    34,222
Research and
  development             9,872     9,922    19,693    19,504
                       --------  --------  --------  --------
Operating profit         59,792    50,929   113,556    97,932
Interest expense         24,579    26,742    49,336    53,696
Other expense
  (income)                  634      (400)      707       172
                       --------  --------  --------  --------
Earnings before
  income taxes and
  extraordinary loss     34,579    24,587    63,513    44,064

Income taxes             13,140     9,923    24,135    17,714
                       --------  --------  --------  --------
Earnings before
  extraordinary loss     21,439    14,664    39,378    26,350

Extraordinary loss
  on early
  extinguishment of
  debt                   (1,227)     (137)   (1,227)     (441)
                       --------  --------  --------  --------
Net earnings           $ 20,212  $ 14,527  $ 38,151  $ 25,909
                       ========  ========  ========  ========


     See accompanying notes to consolidated financial statements


UNIROYAL CHEMICAL CORPORATION            JUNE 28, 1997 UNAUDITED
Consolidated Balance Sheets
June 28, 1997 and December 28, 1996
(In thousands of dollars)

                                    Jun. 28,       Dec. 28,
                                      1997           1996
                                  ------------   ------------
ASSETS
CURRENT ASSETS
Cash                                $   21,415     $   21,015
Accounts receivable                    171,329        137,238
Inventories                            197,028        202,762
Other current assets                    58,705         60,848
                                  ------------   ------------
  Total current assets                 448,477        421,863

NON-CURRENT ASSETS
Property, plant and equipment          353,991        367,962
Costs in excess of acquired net
 assets                                125,491        128,155
Other intangible assets                 84,008         91,782
Other assets                           109,990        123,545
                                  ------------   ------------
                                    $1,121,957     $1,133,307
                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current installments of long-term
 debt                               $     -        $      731
Notes payable                            2,973          8,595
Accounts payable                        91,619         97,909
Accrued expenses                        92,286         87,045
Income taxes payable                    31,132         24,969
Other current liabilities                6,105            268
                                  ------------   ------------
  Total current liabilities            224,115        219,517

NON-CURRENT LIABILITIES
Long-term debt                         881,840        925,982
Accrued postretirement
 liability                             173,353        174,025
Other liabilities                      143,435        150,615

STOCKHOLDERS' EQUITY (DEFICIT):
Additional paid-in capital             172,822        172,822
Accumulated deficit                   (442,256)      (480,407)
Cumulative translation adjustment      (28,592)       (25,534)
Pension liability adjustment            (2,760)        (3,713)
                                  ------------   ------------
  Total stockholders' deficit         (300,786)      (336,832)
                                  ------------   ------------
                                    $1,121,957     $1,133,307
                                  ============   ============



     See accompanying notes to consolidated financial statements

UNIROYAL CHEMICAL COMPANY, INC.          JUNE 28, 1997 UNAUDITED
Consolidated Balance Sheets
June 28, 1997 and December 28, 1996
(In thousands of dollars)

                                    Jun. 28,       Dec. 28,
                                      1997           1996
                                  ------------   ------------
ASSETS
CURRENT ASSETS
Cash                                $   21,415     $   21,015
Accounts receivable                    171,329        137,238
Inventories                            197,028        202,762
Other current assets                    58,705         60,848
                                  ------------   ------------
  Total current assets                 448,477        421,863

NON-CURRENT ASSETS
Property, plant and equipment          353,991        367,962
Costs in excess of acquired net
 assets                                125,491        128,155
Other intangible assets                 84,008         91,782
Other assets                           109,990        123,545
                                  ------------   ------------
                                    $1,121,957     $1,133,307
                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current installments of long-term
 debt                               $     -        $      731
Notes payable                            2,973          8,595
Accounts payable                        91,619         97,909
Accrued expenses                        92,286         87,045
Income taxes payable                    31,132         24,969
Other current liabilities                6,105            268
                                  ------------   ------------
  Total current liabilities            224,115        219,517

NON-CURRENT LIABILITIES
Long-term debt                         881,840        925,982
Accrued postretirement
 liability                             173,353        174,025
Other liabilities                      143,435        150,615

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock                                 1              1
Additional paid-in capital             174,504        174,504
Accumulated deficit                   (443,939)      (482,090)
Cumulative translation adjustment      (28,592)       (25,534)
Pension liability adjustment            (2,760)        (3,713)
                                   ------------   ------------
  Total stockholders' deficit         (300,786)      (336,832)
                                   ------------   ------------
                                    $1,121,957     $1,133,307
                                  ============   ============



     See accompanying notes to consolidated financial statements


UNIROYAL CHEMICAL CORPORATION                           UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Cash Flows
Six months ended June 28, 1997 and June 30, 1996
(In thousands of dollars)




                                    Jun. 28,       Jun. 30,
                                      1997           1996
                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                          $ 38,151       $ 25,909
Adjustments to reconcile net earnings
  to net cash provided by operations:
  Depreciation and amortization         31,755         34,222
  Non-cash interest                      6,946          8,362
  Deferred income taxes                 11,625          5,760
  Changes in assets and liabilities,
   net                                 (20,545)        (5,705)
                                  ------------   ------------
Net cash provided by operations         67,932         68,548

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                 (12,726)       (13,283)
  Other investing activities               682         (2,524)
                                  ------------   ------------
Net cash used by investing
 activities                            (12,044)       (15,807)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term
   borrowings                          (49,827)       (29,840)
  Payments on short-term
   borrowings                           (5,157)        (6,550)
  Other financing activities              -               293
                                  ------------   ------------
Net cash used by financing
 activities                            (54,984)       (36,097)

CASH
  Effect of exchange rates on cash        (504)        (1,444)
                                  ------------   ------------
  Change in cash                           400         15,200
  Cash at beginning of period           21,015         16,043
                                  ------------   ------------
  Cash at end of period               $ 21,415       $ 31,243
                                  ============   ============
     See accompanying notes to consolidated financial statements


UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
Quarter Ended June 28, 1997

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

    Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.

    Included in accounts receivable are allowances for doubtful accounts of $5.1 million in 1997 and $3.7 million at December 28, 1996.

    Accumulated depreciation amounted to $280.8 million at June
28, 1997 and $262.4 million at Dec. 28, 1996.

    Accumulated amortization of costs in excess of acquired net assets was $28.6 and $26.5 million and accumulated amortization of other intangible assets was $114.0 and $106.7 million at June
28, 1997 and December 28, 1996, respectively.

    Cash payments for the six months ended June 28, 1997 and June
30, 1996 include interest payments of $42.1 and $47.8 million and income tax payments of $7.0 and $6.4 million, respectively.

2.  Inventories

    Components of inventories are as follows:

                                        June 28,       Dec. 28,
                                          1997           1996
                                      ------------   ------------

(In thousands)

Finished goods                            $147,183       $148,552
Work in process                              7,384          9,296
Raw materials and supplies                  42,461         44,914
                                      ------------   ------------
                                          $197,028       $202,762
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

    Each quarter, Uniroyal Chemical evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by Uniroyal Chemical and the anticipated time frame over which payments toward the remediation plan will occur. As of June 28, 1997, Uniroyal Chemical's reserves for environmental remediation activities totaled $90.6 million. These estimates may subsequently change should additional sites be identified, circumstances change with respect to any site, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

      Uniroyal Chemical intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. Uniroyal Chemical believes that the resolution of these environmental matters will not have a material adverse effect on the consolidated financial position of Uniroyal Chemical. While Uniroyal Chemical believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on its consolidated results of operation in any given year if a significant number of these matters are resolved unfavorably.

Management's Discussion and Analysis of Financial Condition and
Results of Operations


   The response to this item has been limited to an analysis of the results of operations for the six months ended June 28, 1997 as compared with the six months ended June 30, 1996 as Registrants meet the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q.

Six Months Results

Overview

   Consolidated net sales of $631.7 million for the first six months of June 28, 1997 increased 6% from the comparable period in 1996. The increase resulted primarily from improved unit volume of 8% offset equally by lower pricing and foreign currency translation. Net earnings before extraordinary losses on early extinguishment of debt increased 49% to $39.4 million compared to $26.4 million for the comparable 1996 period. Gross margin as a percentage of net sales decreased slightly to 39.4% from 39.6% for the first six months of 1996. Consolidated operating profit increased 16% to $113.6 million as a result of higher unit volume and lower operating costs.

Sales by Major Product Line

   Chemicals and Polymers sales of $253.9 million rose 2% from the first six months of 1996. Unit volume was higher by 6%, but was offset in part by lower pricing of 3% and lower foreign currency translation of 1%. Sales of rubber chemicals were lower than 1996 primarily due to lower pricing. EPDM and nitrile rubber sales increased primarily attributable to higher unit volume offset in part by lower pricing.

Crop Protection sales of $219.7 million increased 9% from the comparable 1996 period primarily attributable to higher unit volume. Sales increases for miticides in the U.S. and strong demand for insecticides and fungicides worldwide contributed to the improvement.

   Specialties sales of $157.6 million increased 9% from the six-month period of 1996 primarily due to increased unit volume for urethane prepolymers and additives for plastics and lubricants.

Other

   Selling, general and administrative expenses of $84.0 million decreased 1% versus the comparable period in 1996 due to planned cost reductions offset by inflation and increased spending to support a higher sales level. Depreciation and amortization of $31.8 million decreased 7% versus the 1996 period as a result of certain assets becoming fully depreciated or amortized. Research and development costs of $19.7 million increased slightly from $19.5 million in 1996. Interest expense of $49.3 million decreased 8% from the comparable period in 1996 due to lower levels of indebtedness. Other expense of $707 thousand increased from $172 thousand in 1996. The effective tax rate of 38.0% decreased from 40.2% in the comparable 1996 period.

PART II - OTHER INFORMATION

Item 1   Legal Proceedings

     (i) Uniroyal Chemical manufactures nitrile rubber at its Painesville, Lake County, Ohio plant (the "Painesville Plant"). The Painesville Plant pretreats and discharges its process wastewater to the Lake County sanitary sewer system for treatment at Lake County's Greater Mentor Wastewater Treatment Plant ("GMWTP"). On June 15, 1993, Lake County submitted to the State of Ohio Environmental Protection Agency ("Ohio EPA") a proposed Local Limit aimed at regulating the amount of substances which absorb at 230 nanometers that are discharged in wastewater to the GMWTP. One of the principal ingredients in the Painesville Plant's nitrile rubber manufacturing process, which is known as Tamol, absorbs at 230 nanometers. Lake County claims that Tamol interferes with the treatment process at the GMWTP and causes the GMWTP to violate the 30-day average total suspended solids and total phosphorus limits in its NPDES permit.

          Ohio EPA approved the Local Limit on March 9, 1994.
The Painesville Plant appealed Ohio EPA's approval of the Local Limit to the Ohio Environmental Board of Review (the "EBR"). Beginning in July 1996, Lake County began issuing Notices of Violation and assessing $1,000 per day administrative fines for the Painesville Plant's violation of the Local Limit. From July 1996 through April 30, 1997, Lake County has assessed against the Painesville Plant a total of $266,000 in administration fines.
In addition, Lake County has ordered Uniroyal Chemical to reimburse it for $106,295 in fines Lake County has paid the State of Ohio for the GMWTP's violations of its NPDES permit. The Painesville Plant appealed Lake County's Reimbursement Order and its initial assessment of administrative fines to the Lake County Court of Common Pleas.

          In September 1996, the Painesville Plant submitted to Lake County a proposed schedule for achieving compliance with the Local Limit. Since December 1996, the Painesville Plant, Lake County and Ohio EPA have been negotiating in an effort to settle the above-described disputes. Since the parties commenced settlement negotiations in December 1996, all legal proceedings concerning the above-described matters have been stayed voluntarily by agreement of the parties.

     (ii) Reference is made to page 4 of the Registrants' 1996 Annual Report on Form 10-K for information pertaining to the Vertac Chemical Corporation site in Jacksonville, Arkansas. On May 21, 1997, the Court (a) ruled that the Registrants' subsidiary, Uniroyal Chemical Ltd., is jointly and severally liable with Hercules and Vertac for the contamination of the Vertac plant site and the remediation costs associated with that contamination; (b) sustained the jury's finding in favor of Uniroyal Chemical Ltd. on its contribution claim against Hercules; (c) reversed the jury's finding that Hercules was not entitled to contribution from Uniroyal Chemical Ltd.; and (d) reversed the jury's finding that the damages at the site which were caused by Uniroyal Chemical Ltd. were divisible. As no party to the decision has sought any interlocutory appeal, it is anticipated that discovery within the allocation phase of the proceedings will begin within the next three months. In an action filed by several individuals seeking natural resource damages, Uniroyal Chemical Ltd. filed a Motion to Dismiss and the plaintiffs voluntarily withdrew the action, without prejudice.
In addition, the State of Arkansas has commenced an action for natural resource damages which is currently pending in the State court, but Uniroyal Chemical Ltd. has not been named a party in that action.

Item 6 - Exhibits and reports on Form 8-K

(a)   Exhibits

     *4.   $600,000,000 Second Amended and Restated Credit
Agreement dated as of July 25, 1997, by and among Crompton & Knowles Corporation and certain of its subsidiaries (including Uniroyal Chemical), as Borrowers, and various lenders, and Citicorp USA, Inc., as Agent and The Chase Manhattan Bank as Managing Agent.

     *27.  Financial data schedule

* A copy of this Exhibit is annexed to this report on Form 10-Q as provided to the Securities and Exchange Commission.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  UNIROYAL CHEMICAL CORPORATION
                                  UNIROYAL CHEMICAL COMPANY, INC.
                                         (Registrants)



Date:  August 27, 1997             By /s/      Charles J. Marsden
      -----------------             -----------------------------
                                          Vice President and
                                     Chief Financial Officer and
                                             Director
                                    (Principal Financial Officer)