Form 10-Q
period 1997-09-27
UNIROYAL CHEMICAL CORP /DE/; UNIROYAL CHEMICAL CO INC
filed 1997-11-25
CIK 858905, 862612

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 27, 1997

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
Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of November 19, 1997:

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

     *   *   *   *   *   *   *   *   *   *   *   *   *   *   *

                   UNIROYAL CHEMICAL CORPORATION
                  UNIROYAL CHEMICAL COMPANY, INC.
                             FORM 10-Q
                FOR THE QUARTER ENDED September 27, 1997

                                INDEX






PART I - FINANCIAL INFORMATION

Item 1 - Condensed Financial Statements and Accompanying Notes

   Consolidated Statements of Operations (unaudited) for the
   Quarters and Nine Months Ended September 27, 1997 and September 28, 1996

   Consolidated Balance Sheets - September 27, 1997 (unaudited) and December 28, 1996
       Uniroyal Chemical Corporation
       Uniroyal Chemical Company, Inc.

   Consolidated Statements of Cash Flows (unaudited) for the
   Nine Months Ended September 27, 1997 and September 28, 1996

   Notes to Consolidated Financial Statements - Quarter ended
   September 27, 1997 (unaudited)


Item 2 -- Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

Signatures

*Exhibit 10 - Second Amended and Restated Lease Agreement

*Exhibit 27 -- Financial Data Schedule


* A copy of these Exhibits are annexed to this report on Form 10-Q provided to the Securities and Exchange Commission.

UNIROYAL CHEMICAL CORPORATION                           UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Operations
Quarters and nine months ended September 27, 1997 and September 28, 1996 (In thousands of dollars)




                         Quarters Ended     Nine Months Ended
                       ------------------  ------------------
                       Sept. 27, Sept. 28, Sept. 27, Sept. 28,
                       1997      1996      1997      1996
                       --------  --------  --------  --------

Net sales              $289,801  $303,575  $921,497  $901,266

Cost of products sold   172,129   184,115   554,856   545,089
Selling, general and
  administrative         42,251    43,961   126,217   129,020
 Depreciation and
  amortization           15,982    17,067    47,737    51,289
 Research and
  development             9,863    10,648    29,555    30,152
Severance and
  other costs            10,000      -       10,000      -
Special environmental
  provision              13,500    30,000    13,500    30,000
Merger and related
  costs                    -       52,579      -       52,579
                       --------  --------  --------  --------
Operating profit (loss)  26,076   (34,795)  139,632    63,137
Interest                 23,377    26,418    72,713    80,114
Other income            (27,773)     (337)  (27,066)     (165)
                       --------  --------  --------  --------
Earnings  (loss) before
  income taxes and
  extraordinary loss     30,472   (60,876)   93,985   (16,812)

Income taxes             11,605   (11,182)   35,740     6,532
                       --------  --------  --------  --------
Earnings (loss) before
  extraordinary loss     18,867   (49,694)   58,245   (23,344)

Extraordinary loss
  on early
  extinguishment of
  debt                   (1,619)     -       (2,846)     (441)
                       --------  --------  --------  --------
Net earnings (loss)    $ 17,248  $(49,694) $ 55,399  $(23,785)
                       ========  ========  ========  ========


     See accompanying notes to consolidated financial statements

UNIROYAL CHEMICAL CORPORATION        SEPTEMBER 27, 1997 UNAUDITED
Consolidated Balance Sheets
September 27, 1997 and December 28, 1996
(In thousands of dollars)

                                    Sept. 27,       Dec. 28,
                                      1997           1996
                                  ------------   ------------
ASSETS
CURRENT ASSETS
Cash                                $    8,505     $   21,015
Accounts receivable                    196,776        137,238
Inventories                            186,380        202,762
Other current assets                    59,924         60,848
                                  ------------   ------------
  Total current assets                 451,585        421,863

NON-CURRENT ASSETS
Property, plant and equipment          348,950        367,962
Cost in excess of acquired net
 assets                                124,331        128,155
Other intangible assets                 80,241         91,782
Other assets                            94,764        123,545
                                  ------------   ------------
                                    $1,099,871     $1,133,307
                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current installments of long-term
 debt                               $     -        $      731
Notes payable                            2,113          8,595
Accounts payable                        78,596         97,909
Accrued expenses                       104,687         87,045
Income taxes payable                    29,881         24,969
Other current liabilities                6,978            268
                                  ------------   ------------
  Total current liabilities            222,255        219,517

NON-CURRENT LIABILITIES
Long-term debt                         865,860        925,982
Accrued postretirement
 liability                             144,886        174,025
Other liabilities                      151,711        150,615

STOCKHOLDERS' EQUITY (DEFICIT)
Additional paid-in capital             172,822        172,822
Accumulated deficit                   (425,008)      (480,407)
Accumulated translation adjustment     (29,895)       (25,534)
Pension liability adjustment            (2,760)        (3,713)
                                  ------------   ------------
  Total stockholders' deficit         (284,841)      (336,832)
                                  ------------   ------------
                                    $1,099,871     $1,133,307
                                  ============   ============
    See accompanying notes to consolidated financial statements

UNIROYAL CHEMICAL COMPANY, INC.      SEPTEMBER 27, 1997 UNAUDITED
Consolidated Balance Sheets
September 27, 1997 and December 28, 1996
(In thousands of dollars)

                                    Sept. 27,       Dec. 28,
                                      1997           1996
                                  ------------   ------------
ASSETS
CURRENT ASSETS
Cash                                $    8,505     $   21,015
Accounts receivable                    196,776        137,238
Inventories                            186,380        202,762
Other current assets                    59,924         60,848
                                  ------------   ------------
  Total current assets                 451,585        421,863

NON-CURRENT ASSETS
Property, plant and equipment          348,950        367,962
Cost in excess of acquired net
 assets                                124,331        128,155
Other intangible assets                 80,241         91,782
Other assets                            94,764        123,545
                                  ------------   ------------
                                    $1,099,871     $1,133,307
                                  ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current installments of long-term
 debt                               $     -        $      731
Notes payable                            2,113          8,595
Accounts payable                        78,596         97,909
Accrued expenses                       104,687         87,045
Income taxes payable                    29,881         24,969
Other current liabilities                6,978            268
                                  ------------   ------------
  Total current liabilities            222,255        219,517

NON-CURRENT LIABILITIES
Long-term debt                         865,860        925,982
Accrued postretirement
 liability                             144,886        174,025
Other liabilities                      151,711        150,615

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                 1              1
Additional paid-in capital             174,504        174,504
Accumulated deficit                   (426,691)      (482,090)
Accumulated translation adjustment     (29,895)       (25,534)
Pension liability adjustment            (2,760)        (3,713)
                                  ------------   ------------
  Total stockholders' deficit         (284,841)      (336,832)
                                  ------------   ------------
                                    $1,099,871     $1,133,307
                                  ============   ============
    See accompanying notes to consolidated financial statements

UNIROYAL CHEMICAL CORPORATION                           UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Cash Flows
Nine months ended September 27, 1997 and September 28, 1996
(In thousands of dollars)




                                    Sept. 27,      Sept. 28,
                                      1997           1996
                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                   $ 55,399       $(23,785)
Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operations:
  Depreciation and amortization         47,737         51,289
  Non-cash interest                     10,541         12,515
  Deferred income taxes                 21,305        (10,598)
  Changes in assets and liabilities,
   net                                 (51,514)        61,160
                                  ------------   ------------
Net cash provided by operations         83,468         90,581

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                 (19,650)       (20,275)
  Other investing activities               675         (2,483)
                                  ------------   ------------
Net cash used by investing
 activities                            (18,975)       (22,758)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term
   borrowings                          (70,866)       (31,252)
  Payments on short-term
   borrowings                           (5,901)       (39,672)
  Other financing activities              -             2,024
                                  ------------   ------------
Net cash used by financing
 activities                            (76,767)       (68,900)

CASH
  Effect of exchange rates on cash        (236)           649
                                  ------------   ------------
  Change in cash                       (12,510)          (428)
  Cash at beginning of period           21,015         16,043
                                  ------------   ------------
  Cash at end of period               $  8,505       $ 15,615
                                  ============   ============
     See accompanying notes to consolidated financial statements

UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.
Notes to Unaudited Consolidated Financial Statements
Quarter Ended September 27, 1997

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

    The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Companies' fiscal 1996 Form 10-K.

    Included in accounts receivable are allowances for doubtful accounts of $5.2 million in 1997 and $3.7 million at December 28, 1996.

    Accumulated depreciation amounted to $290.4 million at September 27, 1997 and $262.4 million at Dec. 28, 1996.

    Accumulated amortization of cost in excess of acquired net assets was $29.6 and $26.5 million and accumulated amortization of other intangible assets was $117.7 and $106.7 million at September 27, 1997 and December 28, 1996, respectively.

    Cash payments for the nine months ended September 27, 1997 and September 28, 1996 include interest payments of $55.6 and $63.1 million and income tax payments of $10.8 and $8.2 million, respectively.

2.  Inventories

    Components of inventories are as follows:

                                       Sept. 27,       Dec. 28,
                                         1997            1996
                                     ------------   ------------

(In thousands)
Finished goods                            $135,406       $148,552
Work in process                              7,730          9,296
Raw materials and supplies                  43,244         44,914
                                      ------------   ------------
                                          $186,380       $202,762
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

    Each quarter, Uniroyal Chemical evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by Uniroyal Chemical and the anticipated time frame over which payments toward the remediation plan will occur. During the quarter, Uniroyal Chemical recorded a special environmental provision of $13.5 million and as of September 27, 1997, Uniroyal Chemical's reserves for environmental remediation activities totaled $101.5 million. These estimates may subsequently change should additional sites be identified, circumstances change with respect to any site, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Other Income

    The U.S. Department of the Army has funded certain costs related to postretirement medical and life insurance benefits of retirees of Uniroyal Chemical who worked at the Joliet Army Ammunition Plant in Joliet, Illinois. These costs were previously accrued by Uniroyal Chemical as a result of adopting FASB Statement No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". Uniroyal Chemical operated the plant for the Army on a cost reimbursement basis from the 1940's until 1993. The funds are held in trust in satisfaction of the government's liabilities to reimburse Uniroyal Chemical for these costs. At the same time, the government waived its claim to certain funds held in pension trusts for the benefit of these Joliet retirees. The resulting pretax gain amounted to $28 million, and is included in other income in the consolidated statement of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations


   The response to this item has been limited to an analysis of the results of operations for the nine months ended September 27, 1997 as compared with the nine months ended September 28, 1996 as Registrants meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q.

Nine Months Results

Overview

   Consolidated net sales of $921.5 million for the first nine months of September 27, 1997 increased 2% from the comparable period in 1996. The increase resulted primarily from increased unit volume of 4% offset by lower foreign currency translation of 1% and lower pricing of 1%. International sales, including U.S. exports, decreased slightly as a percentage of total sales to 43% from 44% for the first nine months of 1996.

   Net earnings before extraordinary losses on early extinguishment of debt increased 48% to $58.2 million. This compares with $39.4 million for the prior year before merger and related costs of $52.6 million ($44.3 million after-tax) and a special environmental provision of $30.0 million ($18.5 million after-tax). Net earnings were $55.4 million compared to a loss of $23.8 million in 1996.

   Gross margin as a percentage of net sales increased slightly to 39.8% from 39.5% for the first nine months of 1996. Consolidated operating profit, before special charges of $23.5 million in 1997 and $82.6 million in 1996, increased 12% to $163.1 million from $145.7 million in the prior year.

Sales by Major Product Line

   Chemicals and polymers sales of $374.2 million were essentially unchanged from the first nine months of 1996. Unit volume was higher by 5%, but was offset by lower pricing of 4% and lower foreign currency translation of 1%. Sales of rubber chemicals were lower than 1996 primarily due to lower pricing. EPDM and nitrile rubber sales increased primarily as a result of higher unit volume.

   Crop protection sales of $311.1 million increased 2% from the comparable 1996 period. The increase was primarily attributable to higher unit volume.

   Specialties sales of $235.2 million increased 6% from the nine month period of 1996, primarily due to increased unit volume for urethane prepolymers and specialty additives.

Other

   Selling, general and administrative expenses of $126.2 million decreased 2% versus the comparable period in 1996 due primarily to planned cost reductions and lower foreign currency translation. Depreciation and amortization of $47.7 million decreased 7% versus the 1996 period as a result of certain assets becoming fully depreciated or amortized. Research and development costs of $29.6 million decreased 2% from the comparable period in 1996. Special charges totaled $23.5 million for the first nine months of 1997. The environmental charge of $13.5 million reflects Uniroyal Chemical's current estimate of additional requirements for future remediation costs. The charge for severance and other costs of $10.0 million includes severance costs of $4.9 million relating to planned workforce reductions and other costs of $5.1 million relating primarily to certain product liability claims and costs associated with the implementation of SAP software. Interest expense of $72.7 million decreased 9% from 1996 due primarily to lower levels of indebtedness. Other income includes a gain of $28 million relating to a settlement with the U.S. Department of the Army. The effective tax rate of 38.0% decreased versus 40.0% in the comparable period in 1996. The rate in 1996 excludes the impact of merger and related costs and a special charge for environmental costs.

PART II - OTHER INFORMATION

     *10.  Second Amended and Restated Lease Agreement between
           Middlebury Partnership, as Lessor, and Uniroyal
           Chemical Company, Inc., as Lessee, Dated as of August 28, 1997

     *27.  Financial data schedule

* A copy of these Exhibits are annexed to this report on Form 10-Q provided to the Securities and Exchange Commission.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  UNIROYAL CHEMICAL CORPORATION
                                  UNIROYAL CHEMICAL COMPANY, INC.
                                            (Registrants)



Date:  November 25, 1997           By /s/   Charles J. Marsden
      ------------------                 ------------------------
                                            Vice President and
                                      Chief Financial Officer and
                                               Director
                                    (Principal Financial Officer)