Form 10-K
period 1997-12-27
UNIROYAL CHEMICAL CORP /DE/; UNIROYAL CHEMICAL CO INC
filed 1998-04-14
CIK 858905, 862612

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549
                            _________
                            FORM 10-K
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 27, 1997
                                OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from _______ to ________


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

Registrants' telephone number, including area code-(203) 573-2000

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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of March 30, 1998

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



                               INDEX


PART 1

Item 1.  Business

     (a) Businesses of Uniroyal Chemical
         Company, Inc. and Uniroyal Chemical
         Corporation
     (b) Merger with Crompton & Knowles
         Corporation

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of
         Security Holders


PART II

Item 5.  Market for Registrants' Common Equity
         and Related Stockholder Matters

Item 6.  Selected Financial Data

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations

Item 8.  Financial Statements and Supplementary
         Data

Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure


PART III

Item 10. Directors and Executive Officers of the Registrants

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial
         Owners and Management

Item 13. Certain Relationships and Related
         Transactions

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

        *   *   *   *   *   *   *   *   *   *   *   *   *


                             PART I


ITEM 1.   BUSINESS

Businesses of Uniroyal Chemical Company, Inc. and Uniroyal
Chemical Corporation

     Uniroyal Chemical Company, Inc. ("Uniroyal Chemical") is a major multinational manufacturer of a wide variety of specialty chemical products, including specialty elastomers, rubber chemicals, crop protection chemicals and additives for the plastics and lubricants industries. Uniroyal Chemical produces high value added products which are currently marketed in approximately 120 countries. Uniroyal Chemical's products serve a wide variety of end use markets including tires, agriculture, automobiles, plastics, lubricants, petrochemicals, hoses, construction, recreation, mining and appliances. Uniroyal Chemical's business has its origins in the chemical operations of the U.S. Rubber Company, which date back over 90 years.

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

ITEM 3.   LEGAL PROCEEDINGS

     Uniroyal Chemical and its subsidiaries are involved in claims, litigation, administrative proceedings and investigations of various types in several jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injuries.

     Environmental Liabilities. Each quarter, Uniroyal Chemical evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.
For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by Uniroyal Chemical and the anticipated time frame over which payments toward the remediation plan will occur. As a result of current information and analysis, Uniroyal Chemical recorded a special provision of $13.5 million during the third quarter of 1997 for environmental remediation activities. The total amount accrued for such environmental liabilities at December 27, 1997, was $100.6 million. Uniroyal Chemical estimates the potential liabilities to range from $74 million to $133 million at December 27, 1997. It is reasonably possible that Uniroyal Chemical's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

     Uniroyal Chemical has been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the Environmental Protection Agency could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including Uniroyal Chemical, despite the involvement of other PRPs. In many cases, Uniroyal Chemical is one of several hundred PRPs so identified. In a few instances, Uniroyal Chemical is one of only a handful of PRPs.
In certain instances, a number of other financially responsible PRPs are also involved, and Uniroyal Chemical expects that any ultimate liability resulting from such matters will be apportioned between Uniroyal Chemical and such other parties. In addition, Uniroyal Chemical is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad. The more significant of these matters are described below.

 .     Beacon Heights and Laurel Park - Uniroyal Chemical is a
member of the Beacon Heights Coalition, a group of entities engaged in remedial work at the Beacon Heights site in the State of Connecticut pursuant to a Consent Decree entered in 1987. The actions required by this Consent Decree have been essentially completed. There is a continuing requirement for operation and maintenance at the site.

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

     Consolidated litigation brought by the Beacon Heights and Laurel Park Coalitions seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. In November 1996, the United States Court of Appeals for the Second Circuit reversed judgments granted to other defendants in that litigation and the litigation has been remanded and the remaining claims are currently the subject of further proceedings before a Special Master appointed by the Court.

 .     Cleve Reber - Uniroyal Chemical and three other
corporations named in an Administrative Order issued by the EPA have complied with such Order which governs remediation of the site located in the State of Louisiana. The cooperating parties are negotiating a consent agreement with the EPA for operation and maintenance of the site and to resolve all of the EPA's past cost claims.

 .     Petro Processors - This matter relating to a site in the
State of Louisiana was initiated in 1981. Litigation was instituted by the EPA against a number of parties, including Uniroyal, Inc. (which Uniroyal Chemical has agreed to indemnify), seeking cleanup of the Petro Processors site. A Consent Decree was entered to settle the case in February 1984, which required the defendants to clean up the site to the satisfaction of the EPA under supervision of the court. A settlement among the ten defendants, dated December 16, 1983, defines the percentage to be borne by each defendant of the currently estimated future cost of $100 million to complete remediation of the site. Although the allocations are subject to a confidentiality order, Uniroyal Chemical believes that the amount it will pay will not be material to its financial condition or results of operations.

 .     Vertac - Uniroyal Chemical and its Canadian subsidiary,
Uniroyal Chemical Co./Cie. (formerly known as Uniroyal Chemical Ltd./Ltee), were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules") relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas allegedly contaminated by dioxins. Uniroyal Chemical has been dismissed from the litigation. On May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie. is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie. are liable to each other in contribution. The allocation phase of the proceedings has begun with discovery ongoing and trial scheduled to begin in 1998. No ultimate determination of the amount of Uniroyal Chemical Co./Cie.'s liability, if any, is expected prior to the middle of 1999. In addition, the natural resource damage case filed by several individuals in state court which named Uniroyal Chemical Co./Cie. has been withdrawn without prejudice. These individuals have refiled their case in Federal court against some of the parties but have not as yet named Uniroyal Chemical Co./Cie. as a defendant. Uniroyal Chemical Co./Cie. received a notice from the United States Department of the Interior of its intent to perform a Natural Resource Damage Assessment at the site. In addition, the State of Arkansas has commenced an action for natural resource damages which is currently pending in the State court, but Uniroyal Chemical Co./Cie. has not been named a party in that action.

Other Environmental Matters

 .     Sundor Canada Inc. - On July 13, 1990, Sundor Canada Inc.
("Sundor") instituted suit against Uniroyal Chemical Co./Cie. and others including the Ontario Ministry of the Environment and the Regional Municipality of Waterloo in the Ontario Court of Justice (General Division) at Toronto claiming that Uniroyal Chemical Co./Cie. and others are responsible for losses resulting from Sundor's recall of packaged juices and fruit due to Sundor's use of the public water derived from Elmira groundwater which was allegedly contaminated by Uniroyal Chemical Co./Cie. A tentative settlement has been reached with Sundor by which the defendants, including Uniroyal Chemical Co./Cie. and its insurer, will pay CD$3,500,000 in the aggregate to Sundor.


 .     Painesville - Reference is made to Item 1(i) of Part II of the Registrants' Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1997, for information relating to (a) Uniroyal Chemical's Painesville, Lake County, Ohio facility which manufactures nitrile rubber and the discharge of Painesville's wastewater to the Lake County sanitary sewer system for treatment at Lake County's Greater Mentor Wastewater Treatment Plant ("GMWTP"); and (b) a proposed Local Limit aimed at regulating the amount of substances which absorb at 230 nanometers that are discharged in wastewater to the GMWTP. From July 1996 through December 31, 1997, Lake County has assessed against the Painesville facility a total of $487,000 in administrative fines and has ordered Uniroyal Chemical to reimburse it for $106,295 in fines Lake County has paid to the State of Ohio for the GMWTP's violations of its NPDES permit. The Painesville facility appealed Lake County's Reimbursement Order and its initial assessment of administrative fines to the Lake County Court of Common Pleas. Since the parties commenced settlement negotiations in December 1996, all legal proceedings concerning the above-described matters have been stayed voluntarily by agreement of the parties. Uniroyal Chemical anticipates that any fines and/or reimbursements paid to Lake County in connection with the resolution of this matter will not substantially exceed $100,000 in the aggregate.

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

     The operations of UCC are conducted through Uniroyal Chemical and its subsidiaries and, therefore, UCC relies on Uniroyal Chemical's cash flow to satisfy its debt obligations and other cash needs. The debt agreements of Uniroyal Chemical restrict its ability to provide funds to UCC. Likewise, the provisions of the debt agreements of UCC restrict its ability to pay dividends, and UCC has never paid cash dividends on shares of its Common Stock. See Note entitled "Long-term Debt" in accompanying notes to Consolidated Financial Statements of Uniroyal Chemical.



ITEM 6.   SELECTED FINANCIAL DATA

          No Response Required.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      The response to this item has been limited to an analysis of the results of operations for 1997 as compared with fiscal
1996 as Registrants meet the conditions set forth in General
Instruction (I)(1)(a) and (b) of Form 10-K.

Operating Results

Noncomparability

     In 1996, Uniroyal Chemical and UCC (collectively, the "Company") changed their fiscal year ends from September 28 to December 27. Accordingly, the results of operations discussed herein compare the year ended December 27, 1997, to the fiscal year ended September 28, 1996. Such results are not necessarily indicative of the Company's future results of operations. The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this Report.

Year ended December 27, 1997 compared to fiscal year ended
September 28, 1996

Net Sales

     Net sales for 1997 increased by 4% to $1,183.3 million from $1,132.7 for fiscal 1996. The increase was due to a 6% increase in unit volume offset by a 1% decrease in both price and foreign currency translation.

     Chemicals and Polymers sales of $496.4 million were up 1% in 1997 compared to fiscal 1996. Unit volume increased 6%, but was offset by lower pricing of 4% and lower foreign currency translation of 1%. Sales of rubber chemicals were lower than 1996 primarily due to lower pricing. Sales increased in both the nitrile rubber and EPDM businesses primarily due to increased unit volume.

      Crop Protection sales of $370.1 million were up 5% in 1997 compared to fiscal 1996 primarily due to higher unit volume in the herbicides, insecticide, and fungicide businesses.

     Specialties sales of $315.2 million increased 9% in 1997 compared to fiscal 1996 attributable primarily to higher unit volume for urethane prepolymers and specialty additives.

     Colors sales of $1.6 million were all incremental to 1997.


Operating Profit

     Gross margin as a percentage of net sales of 38.6% increased from 38.1% in the 1996 fiscal year. Operating profit, before special charges of $23.5 million in 1997 and $82.6 million in 1996, increased 18% to $185.9 million from $158.0 million in fiscal 1996. The improvement in operating profit resulted primarily from an increase in unit volume, improved gross margin and lower depreciation and amortization.

Other

     Selling, general and administrative expenses of $165.9 million decreased modestly as a percentage of sales.
Depreciation and amortization of $63.8 million decreased 6% as a result of certain assets becoming fully depreciated and amortized. Research and development costs of $40.7 million increased 4% from fiscal 1996, but remained constant as a percentage of sales.

     Special environmental provisions of $13.5 million in 1997 and $30.0 million in 1996 reflect the Company's current evaluation of its obligation for environmental remediation activities. Severance and other costs of $10.0 million represent planned workforce reductions and other costs relating primarily to certain product liability claims and costs associated with the implementation of SAP software.

     Interest expense for 1997 of $96.0 million decreased 10% from fiscal 1996 primarily due to lower levels of indebtedness. Other income of $26.5 million increased $26.2 million versus fiscal 1996 primarily due to a gain of $28.0 million relating to a settlement with the U.S. Department of the Army (refer to footnote on postretirement health care liability). The effective tax rate of 38.0% compares to 40.1% in the prior year after adjusting for the impact of special charges.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      There is incorporated by reference herein the information set forth on the Index to Financial Statements and Financial
Statement Schedules on Page F-1.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There is incorporated by reference herein Items 4 and 7 of the Registrants' Current Report on Form 8-K dated September 27, 1996, for information pertaining to the replacement of the accounting firm of Deloitte & Touche LLP with KPMG Peat Marwick LLP to serve as independent certified public accountants for UCC and its subsidiaries. KPMG Peat Marwick LLP is the independent certified public accountant for Crompton & Knowles and its subsidiaries.



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


(b)  Reports on Form 8-K filed in fourth quarter 1997

     No Current Report on Form 8-K was filed on behalf of UCC or Uniroyal Chemical during the fiscal fourth quarter of 1997.

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

                                UNIROYAL CHEMICAL CORPORATION


Date: April 13, 1998             By: /s/ Vincent A. Calarco
                                         Vincent A. Calarco
                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 13th day of April, 1998.

        Signature                        Title


  /s/ Vincent A. Calarco              Chairman of the Board,
      Vincent A. Calarco              President, Chief Executive
                                      Officer and Director

  /s/ Charles J. Marsden              Vice President and Chief
      Charles J. Marsden              Financial Officer and
                                      Director
                                     (principal financial officer)


  /s/ John T. Ferguson II             Vice President, General
      John T. Ferguson II             Counsel, Secretary and
                                      Director

  /s/ Michael F. Vagnini              Controller (principal
      Michael F. Vagnini              accounting officer)




                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIROYAL CHEMICAL COMPANY, INC.

Date: April 13, 1998             By: /s/ Vincent A. Calarco
                                         Vincent A. Calarco
                            President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 13th day of April, 1998.

        Signature                        Title


  /s/ Vincent A. Calarco              President, Chief Executive
      Vincent A. Calarco              Officer and Director


  /s/ Charles J. Marsden              Vice President and Chief
      Charles J. Marsden              Financial Officer and
                                      Director
                                     (principal financial officer)


  /s/ John T. Ferguson II             Vice President, General
      John T. Ferguson II             Counsel and Director


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

3.1   Certificate of Incorporation of UCC, effective as of August
      21, 1996 (incorporated by reference to Exhibit 3.1 to the Registrants' Annual Report on Form 10-K for the fiscal year ended September 28, 1996 ["1996 Form 10-K"]).

3.2   By-laws of UCC, effective as of August 21, 1996
      (incorporated by reference to Exhibit 3.2 to the 1996 Form
      10-K).

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

4.5 Form of $530 Million Dollar Amended and Restated Credit Agreement dated as of December 19, 1996, by and among Uniroyal Chemical, et al., as Borrowers and various banks as Lenders, and Citicorp USA, Inc., as Agent and The Chase Manhattan Bank as Managing Agent (incorporated by reference to Exhibit 10 to the Registrants' Transition Report on Form 10-QT for the transition period from September 29, 1996, to December 28, 1996).

4.6 Form of $600 Million Dollar Second Amended and Restated Credit Agreement dated as of July 25, 1997, by and among Uniroyal Chemical, et al., as Borrowers and various banks as Lenders, and Citicorp USA, Inc., as Agent and The Chase Manhattan Bank as Managing Agent (incorporated by reference to Exhibit 4 to the Registrants' Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1997).

10.1  Form of Assignment and Assumption of Raw Materials
      Agreement, dated as of October 30, 1989, between UCC and Avery (incorporated by reference to Exhibit 10.1 to Form
      S-1, Registration No. 33-32770).

10.2 Form of Employment Agreement, dated as of October 30, 1989, among Uniroyal Chemical and the Executive Officers of Uniroyal Chemical (incorporated by reference to Exhibit
      10.3 to Form S-1, Registration No. 33-32770).

10.3 Form of Supplemental Executive Retirement Agreement, dated as of October 30, 1989, among Uniroyal Chemical and the Executive Officers of Uniroyal Chemical (incorporated by reference to Exhibit 10.4 to Form S-1, Registration No. 33-32770).

10.4 Amended and Restated Tax Indemnification Agreement, dated as of October 26, 1989, among Avery, Inc., Uniroyal Chemical Holding Company, UCAC, UCC and certain subsidiaries of UCAC ("Tax Indemnification Agreement") (incorporated by reference to Exhibit 10.13 to Form S-1, Registration No. 33-32770).

10.5 Form of Amendment, dated as of December 14, 1990, to the Tax Indemnification Agreement (incorporated by reference to
      Exhibit 10.26 to Post Effective Amendment No. 3 to the Registration Statement on Form S-1, of UCC and UCAC Registration No. 33-32770, filed on January 15, 1991 ["1991 Form S-1, Registration No. 33-32770"]).

10.6  Uniroyal Chemical Company Long-Term Management Incentive
      Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of UCC, Registration No.
      33-45295, filed on January 27, 1992).

10.7 UCC Purchase Right Plan, as amended and restated as of March 16, 1995 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended
      April 2, 1995 ["April 1995 Form 10-Q"]).

10.8  Form of Amendment, dated as of December 8, 1992, to the Tax
      Indemnification Agreement (incorporated by reference to Exhibit 10.30 to 1992 Form S-1, Registration Nos.
      33-45296/33-45295).

10.9  UCC 1993 Stock Option Plan (incorporated by reference to
      Exhibit 28.1 to UCC's Registration Statement on Form S-8,
      Registration No. 33-62030, filed on May 4, 1993).

10.10 Form of Amendment No. 2 to the UCC 1993 Stock Option Plan
      (incorporated by reference to Exhibit 10.2 to the April
      1995 Form 10-Q).

10.11 Form of Executive Stock Option Agreement, dated as of
      November 15, 1993 (incorporated by reference to Exhibit
      10.22 to the 1994 Form 10-K).

10.12 Form of Management Investor and Other Key Personnel Option
      Agreement, dated as of December 15, 1993 (incorporated by reference to Exhibit 10.23 to the 1994 Form 10-K).

10.13 Form of Non-Employee Director Stock Option Agreement, dated as of September 13, 1994 (incorporated by reference to Exhibit 10.24 to the 1994 Form 10-K).

10.14 Form of Non-Employee Director Stock Option Agreement, dated as of March 5, 1996 (incorporated by reference to Exhibit
      10.27 to the 1996 Form 10-K).

10.15 Form of Employment Agreement, dated as of August 21, 1996, between Uniroyal Chemical and four executive officers of Uniroyal Chemical (incorporated by reference to Exhibit
      10.28 to the 1996 Form 10-K).

10.16 Form of Supplemental Retirement Agreement, dated as of
      August 21, 1996, between Uniroyal Chemical and two executive officers of Uniroyal Chemical (incorporated by reference to Exhibit 10.29 the 1996 Form 10-K).

10.17 Form of Supplemental Retirement Agreement, dated as of August 21, 1996, between Uniroyal Chemical and two executive officers of Uniroyal Chemical (incorporated by reference to Exhibit 10.30 to the 1996 Form 10-K).

10.18 Form of Second Amended and Restated Lease Agreement between Middlebury Partnership, as Lessor, and Uniroyal Chemical, as Lessee, dated as of August 28, 1997 (incorporated by reference to Exhibit 10 to the Registrants' Quarterly Report on Form 10-Q for the quarterly period ended September 27, 1997).

12 Computation of earnings to fixed charges ratio for the fiscal years 1993, 1994, 1995, 1996 and 1997 and three months ended December 28, 1996 (filed herewith).

21    Subsidiaries of the Registrants (No Response Required).

27    Financial data schedules for Uniroyal Chemical and UCC
      (filed herewith).


INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 UNIROYAL CHEMICAL CORPORATION
                 UNIROYAL CHEMICAL COMPANY, INC.


FINANCIAL STATEMENTS

   Independent Auditors' Report
        KPMG Peat Marwick LLP
        Deloitte & Touche LLP

   Consolidated Statements of Operations

   Consolidated Balance Sheets
        Uniroyal Chemical Corporation
        Uniroyal Chemical Company, Inc.

   Consolidated Statements of Stockholders' Equity
     (Deficit)
        Uniroyal Chemical Corporation
        Uniroyal Chemical Company, Inc.

   Consolidated Statements of Cash Flows

   Notes to Consolidated Financial Statements


FINANCIAL STATEMENT SCHEDULES

    Schedule I - Condensed Financial Information of
     Registrant

    Schedule II - Valuation and Qualifying Accounts




Certain schedules are omitted because they are not applicable or the required information is provided in the Financial
Statements or related notes thereto.

                         F-1





  INDEPENDENT AUDITORS' REPORT


  Board of Directors
  Uniroyal Chemical Corporation
  Uniroyal Chemical Company, Inc.

  We have audited the following consolidated financial statements:

  Uniroyal Chemical Corporation
  Consolidated Balance Sheets as of December 27, 1997 and
   December 28, 1996
  Consolidated Statements of Operations, Stockholders' Equity
   (Deficit) and Cash Flows for the fiscal years ended
   December 27, 1997 and September 28, 1996, and the three-month period ended December 28, 1996

  Uniroyal Chemical Company, Inc. (a wholly-owned subsidiary)
   and subsidiaries
  Consolidated Balance Sheets as of December 27, 1997 and
   December 28, 1996
  Consolidated Statements of Operations, Stockholders' Equity
   (Deficit) and Cash Flows for the fiscal years ended December 27, 1997 and September 28, 1996, and the three-month period ended December 28, 1996

  In connection with our audits of the consolidated financial statements referred to above, we have also audited the financial statement schedules for the periods then ended as listed in the accompanying index on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uniroyal Chemical Corporation and Uniroyal Chemical Company, Inc. and its subsidiaries as of December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for the fiscal years ended December 27, 1997 and September 28, 1996 and the three-month period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  /s/KPMG Peat Marwick LLP
     KPMG Peat Marwick LLP



  Stamford, Connecticut
  January 29, 1998, except as to Note "Long-term Debt", which is as of April 9, 1998




  INDEPENDENT AUDITORS' REPORT


Board of Directors
Uniroyal Chemical Corporation
Uniroyal Chemical Company, Inc.

We have audited the following consolidated financial statements:

     Uniroyal Chemical Corporation
          Consolidated Statements of Operations, Stockholders'
             Equity (Deficit) and Cash Flows  for the year ended
              October 1, 1995

     Uniroyal Chemical Company, Inc. (a wholly-owned subsidiary) and subsidiaries:
          Consolidated Statements of Operations, Stockholders'
             Equity (Deficit) and Cash Flows  for the year ended
              October 1, 1995

Our audits also included the financial statement schedules for the year ended October 1, 1995 listed in the index on page F-1.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Companies' operations and their cash flows for the year ended October 1, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/Deloitte & Touche LLP
   Deloitte & Touche LLP
   Stamford, Connecticut
   November 17, 1995




UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Operations
(In thousands of dollars)

                                             Three
                                            months
                              Year ended     ended    Year ended  Year ended
                                Dec.27,     Dec.28,    Sept.28,     Oct.1,
                                 1997        1996        1996        1995

Net Sales                     $1,183,289    $242,338  $1,132,746  $1,079,321

  Cost of products sold          727,102     154,031     701,104     665,980
  Selling, general
     and administrative          165,852      40,214     166,716     165,803
  Depreciation and
     amortization                 63,780      15,485      67,946      65,083
  Research and development        40,699       9,160      39,014      36,622
  Severance and other costs       10,000          -           -           -
  Special environmental charge    13,500          -       30,000          -
  Merger and related costs            -           -       52,579          -
Operating profit                 162,356      23,448      75,387     145,833

Interest expense                  96,011      24,814     106,456     114,034
Other income                     (26,541)        (41)       (308)     (2,570)

Earnings (loss) before
  income taxes
  and extraordinary charge        92,886      (1,325)    (30,761)     34,369
Provision (benefit) for
  income taxes                    35,323        (531)        951     (65,060)

Earnings (loss) before
  extraordinary charge            57,563        (794)    (31,712)     99,429
Extraordinary loss on early
  extinguishment of debt          (4,958)         -         (441)     (8,279)

Net earnings (loss)              $52,605       ($794)   ($32,153)    $91,150



See accompanying notes to consolidated financial statements.




UNIROYAL CHEMICAL CORPORATION
Consolidated Balance Sheets
(In thousands of dollars)

                                              December 27,  December 28,
ASSETS                                           1997           1996
Current Assets
    Cash                                          $4,800         $21,015
    Accounts receivable                          210,054         137,238
    Inventories                                  221,249         202,762
    Other current assets                          65,388          60,848
           Total current assets                  501,491         421,863

Non-current Assets
    Property, plant and equipment                374,421         367,962
    Costs in excess of acquired net assets       127,784         128,155
    Other assets                                 169,864         215,327
                                              $1,173,560      $1,133,307

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
    Current installments of long-term debt           $-             $731
    Notes payable                                  1,770           8,595
    Accounts payable                             105,901          97,909
    Accrued expenses                              99,890          87,313
    Income taxes payable                          27,262          24,969
           Total current liabilities             234,823         219,517
Non-Current Liabilities
    Long-term debt                               864,648         925,982
    Postretirement health care liability         141,660         174,025
    Other liabilities                            166,571         150,615
Stockholders' Equity (Deficit):
    Additional paid-in capital                   173,930         172,822
    Accumulated deficit                         (369,762)       (480,407)
    Cumulative translation adjustment            (35,550)        (25,534)
    Pension liability adjustment                  (2,760)         (3,713)
           Total stockholders' deficit          (234,142)       (336,832)
                                              $1,173,560      $1,133,307

See accompanying notes to consolidated financial statements.




UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Balance Sheets
For the year ended 1997 and 1996
(In thousands of dollars)

                                             December 27, December 28,
ASSETS                                          1997          1996
Current Assets
    Cash                                         $4,800       $21,015
    Accounts receivable                         210,054       137,238
    Inventories                                 221,249       202,762
    Other current assets                         65,388        60,848
          Total current assets                  501,491       421,863

Non-current Assets
    Property, plant and equipment               374,421       367,962
    Costs in excess of acquired net assets      127,784       128,155
    Other assets                                169,864       215,327
                                             $1,173,560    $1,133,307

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
    Current installments of long-term debt          $-           $731
    Notes payable                                 1,770         8,595
    Accounts payable                            105,901        97,909
    Accrued expenses                             99,890        87,313
    Income taxes payable                         27,262        24,969
          Total current liabilities             234,823       219,517
Non-current Liabilities
    Long-term debt                              864,648       925,982
    Postretirement health care liability        141,660       174,025
    Other liabilities                           166,571       150,615
Stockholders' Equity (Deficit)
    Common stock                                      1             1
    Additional paid-in capital                  175,612       174,504
    Accumulated deficit                        (371,445)     (482,090)
    Cumulative translation adjustment           (35,550)      (25,534)
    Pension liability adjustment                 (2,760)       (3,713)
          Total stockholders' deficit          (234,142)     (336,832)
                                             $1,173,560    $1,133,307

See accompanying notes to consolidated financial statements.





UNIROYAL CHEMICAL CORPORATION
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands of dollars)


                                             Three
                                            months
                              Year ended     ended    Year ended  Year ended
                                Dec.27,     Dec.28,    Sept.28,     Oct.1,
                                 1997        1996        1996        1995
PREFERRED STOCK
Balance at beginning of year    $     -  $        -    $4,172      $4,172
Reclassification due to Merger        -           -    (4,172)         -
Balance at end of year                -           -         -       4,172

COMMON STOCK
Balance at beginning of year          -           -       253          91
Stock options and
   other issuances                    -           -         1           3
IPO proceeds, net                     -           -         -         134
Reclassification of
   redeemable capital                 -           -         -          25
Reclassification due to Merger        -           -      (254)          -
Balance at end of year                -           -         -         253

ADDITIONAL PAID IN CAPITAL
Balance at beginning of year     172,822     172,822  176,799           -
Stock options and
   other issuances                    -           -       557         294
IPO proceeds, net                     -           -        -      146,492
Reclassification of
   redeemable capital                 -           -        -       30,013
Reclassification due to Merger        -           -    (4,534)         -
Related party transfer             1,108          -         -          -
Balance at end of year           173,930     172,822  172,822     176,799

ACCUMULATED DEFICIT
Balance at beginning of year    (480,407)   (479,613)(447,460)   (538,610)
Net earnings (loss)               52,605        (794) (32,153)     91,150
Related party transfer            58,040           -        -           -
Balance at end of year          (369,762)   (480,407)(479,613)   (447,460)

ACCUMULATED TRANSLATION ADJUSTMENT
Balance at beginning of year     (25,534)    (24,506) (18,488)     (9,964)
Equity adjustment for translation
   of foreign currencies          (6,511)     (1,028)  (6,018)     (8,524)
Related party transfer            (3,505)          -        -           -
Balance at end of year           (35,550)    (25,534) (24,506)    (18,488)

PENSION LIABILITY ADJUSTMENT
Balance at beginning of year      (3,713)     (3,713)  (3,617)     (1,903)
Equity adjustment for
   pension liability                 953           -      (96)     (1,714)
Balance at end of year            (2,760)     (3,713)  (3,713)     (3,617)

TREASURY STOCK
Balance at beginning of year           -           -  (10,888)     (5,945)
Stock options and
   other issuances                     -           -    1,928          99
Reclassification of
   redeemable capital                  -           -        -      (5,042)
Reclassification due to Merger         -           -    8,960           -
Balance at end of year                 -           -        -     (10,888)

Total stockholders' deficit    ($234,142)  ($336,832)($335,010) ($299,229)

See accompanying notes to consolidated financial statements.




UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands of dollars)


                                            Three
                                           months
                            Year ended      ended    Year ended  Year ended
                              Dec.27,      Dec.28,    Sept.28,     Oct.1,
                               1997         1996        1996        1995
COMMON STOCK
Balance at beginning
   and end of year                  $1           $1          $1          $1

ADDITIONAL PAID IN CAPITAL
Balance at beginning of year   174,504      174,504     172,018          -
Capital contribution                -            -        2,486     147,022
Adjustment of amount due to
   to Uniroyal Chemical
   Corporation                      -            -           -       24,996
Related party transfer           1,108           -           -           -
Balance at end of year         175,612      174,504     174,504     172,018

ACCUMULATED DEFICIT
Balance at beginning of year  (482,090)    (481,296)   (449,143)   (540,293)
Net earnings (loss)             52,605         (794)    (32,153)     91,150
Related party transfer          58,040           -           -           -
Balance at end of year        (371,445)    (482,090)   (481,296)   (449,143)

ACCUMULATED TRANSLATION ADJUSTMENT
Balance at beginning of year   (25,534)     (24,506)    (18,488)     (9,964)
Equity adjustment for translation
   of foreign currencies        (6,511)      (1,028)     (6,018)     (8,524)
Related party transfer          (3,505)          -           -           -
Balance at end of year         (35,550)     (25,534)    (24,506)    (18,488)

PENSION LIABILITY ADJUSTMENT
Balance at beginning of year    (3,713)      (3,713)     (3,617)     (1,903)
Equity adjustment for
   pension liability               953           -          (96)     (1,714)
Balance at end of year          (2,760)      (3,713)     (3,713)     (3,617)

Total stockholders' deficit  ($234,142)   ($336,832)  ($335,010)  ($299,229)

See accompanying notes to consolidated financial statements.




UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Cash Flows
(In thousands of dollars)

                                                 Three
                                                months                 Year
                                    Year ended   ended   Year ended   ended
                                     Dec.27,    Dec.28,   Sept.28,    Oct.1,
                                       1997      1996       1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                   $52,605     ($794)  ($32,153)   $91,150
Adjustments to reconcile net earnings
 (loss) to net cash provided
 (used) by operations:
 Depreciation and amortization         63,780    15,485     67,946     65,083
 Noncash interest                      14,355     3,567     16,267     18,781
 Deferred income taxes                 18,414       506    (18,021)   (79,340)
 Changes in assets and liabilities:
 Accounts receivable                   (5,772)   19,413     (1,696)   (26,565)
 Inventories                              621   (22,671)    (3,627)    (8,425)
 Other current assets                  12,833    (2,044)    (2,277)     5,787
 Other assets                          (2,961)    2,150      1,826      6,552
 Accounts payable
  and accrued expenses                  6,771   (13,228)    11,609     21,440
 Income taxes payable                   6,233    (1,108)     2,881     (1,136)
 Postretirement health care
  liabilities                         (32,189)     (530)    (2,095)      (150)
 Other                                 16,134    (8,850)    29,341    (13,165)
Net cash provided(used)by operations  150,824    (8,104)    70,001     80,012

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisitions                              -         -          -     (98,497)
 Capital expenditures                 (36,271)   (7,437)   (28,574)   (69,495)
 Purchase of receivables              (50,000)       -          -          -
 Other investing activities             2,503        11     (2,228)    (6,838)
Net cash (used) by
 investing activities                 (83,768)   (7,426)   (30,802)  (174,830)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds (payments) on
  short-term borrowings                (5,903)     (403)   (24,464)     9,301
 Proceeds (payments) on
  long-term borrowings                (78,239)   22,237    (30,256)  (146,807)
 Proceeds from sale of
  common stock, net                        -         -          -     146,626
 Other financing activities                -        141        864     (4,886)
Net cash provided (used) by
 financing activities                 (84,142)   21,975    (53,856)     4,234

CASH
 Effect of exchange rates on cash         871    (1,045)       753     (1,241)
 Change in cash                       (16,215)    5,400    (13,904)   (91,825)
 Cash at beginning of period           21,015    15,615     29,519    121,344
Cash at end of period                  $4,800   $21,015    $15,615    $29,519




UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.


Notes to Consolidated Financial Statements

Accounting Policies

Basis of Presentation
Uniroyal Chemical Corporation ("UCC") was incorporated in Delaware in December 1988 for the sole purpose of acquiring Uniroyal Chemical Company, Inc. ("Uniroyal Chemical") in October 1989. Uniroyal Chemical, a New Jersey corporation, is a direct
wholly-owned subsidiary of UCC.   Herein, UCC and Uniroyal
Chemical, collectively, are referred to as the "Company".

On August 21, 1996, Crompton & Knowles Corporation ("Parent") acquired all of the issued and outstanding capital stock of UCC, the "Merger", at which time UCC became a wholly-owned subsidiary of the Parent. Uniroyal Chemical remained a direct wholly-owned subsidiary of UCC.

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

Change of Year End
On September 27, 1996 the Board of Directors approved a change in the Company's fiscal year end from the last Saturday in September to the last Saturday in December.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries. Other affiliates in which the Company has a 20% to 50% ownership are accounted for in accordance with the equity method. All significant intercompany balances and transactions within the Company have been eliminated in consolidation.

Translation of Foreign Currencies
Balance sheet accounts denominated in foreign currencies are translated generally at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation are reported as a component of stockholders' equity
(deficit).   For foreign subsidiaries operating in highly
inflationary economies, monetary balance sheet accounts and related revenue and expenses are translated at the current rates of exchange while non-monetary balance sheet accounts and related revenues and expenses are translated at historical exchange rates. The resulting translation gains and losses related to those countries are reflected in operations and are not significant in any of the years presented.

Property, Plant and Equipment
Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation expense ($44.7 million in 1997, $10.6 million for the three months ended December 28, 1996, $46.2 million in 1996 and $44.2 million in 1995) is computed generally on the straight-line method using the following ranges of asset lives: buildings and improvements: 10 to 40 years, machinery and equipment: 3 to 25 years, and furniture and fixtures: 3 to 10 years.

Renewals and improvements which extend the useful lives of the assets are capitalized. Capitalized leased assets and leasehold improvements are depreciated over their useful lives or the remaining lease term, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

Inventory Valuation
Inventories are valued at the lower of cost or market. Cost is determined principally using the first-in, first out (FIFO) basis.

Intangible Assets
The excess cost over the fair value of net assets of businesses acquired is being amortized on a straight-line basis over 20 to 40 years. Accumulated amortization was $31.4 million and $26.5 million in 1997 and 1996, respectively.

Patents, unpatented technology, trademarks and other intangibles of $76.5 million in 1997 and $91.8 million in 1996, included in other assets, are being amortized principally on a straight-line basis over their estimated useful lives ranging from 6 to 20 years. Accumulated amortization was $121.4 million and $106.7 million in 1997 and 1996, respectively.

Long-Lived Assets
In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company adopted the new standard in the first quarter of 1996. The effect of the adoption did not materially impact the Company's financial position or results of operations.

The Company evaluates the recoverability of the carrying value of the intangible assets of each of its businesses by assessing whether the projected earnings and cash flows of each of its businesses is sufficient to recover the existing unamortized cost of these assets. On this basis, if the Company determines that any assets have been permanently impaired, the amount of the impaired assets is written off against earnings in the quarter in which the impairment is determined.

Research and Development
Research and development costs are expensed as incurred.

Income Taxes
A provision has not been made for U.S. income taxes which would be payable if undistributed earnings of foreign subsidiaries of approximately $137.5 million at December 27, 1997, were distributed to the Company in the form of dividends, since certain foreign countries limit the extent of repatriation of earnings, while for others, the Company's intention is to permanently reinvest such foreign earnings.

Statement of Cash Flows
Cash includes bank term deposits of three months or less. Cash payments during the fiscal year ended 1997, the three months ended December 28, 1996, and fiscal years ended 1996 and 1995 included interest payments of $82.8 million, $28.7 million, $90.8 million and $99.4 million and income tax payments of $11.8 million, $7.7 million, $16.9 million and $8.7 million, respectively.

Financial Instruments
Financial instruments are presented in the accompanying consolidated financial statements at either cost or fair value as required by generally accepted accounting principles.

Other Disclosures
Included in accounts receivable are allowances for doubtful accounts in the amount of $6.1 million in 1997 and $3.7 million in 1996.

Related Party Transactions
On December 27, 1997, the Parent transferred its European and Asian specialty chemical businesses to the Company at cost for the business purpose of consolidating operations. The transfer included assets in the amount of $76.4 million and liabilities of $20.8 million. Sales and net earnings related to these operations in 1997 of $83.7 million and $2.6 million respectively, have not been included in the Consolidated Statement of Operations. Financial statements have not been restated for prior years as the impact was not considered material.

In June 1997, the Company entered into an accounts receivable purchase agreement with the Parent in which the Company may purchase an undivided interest of up to $150 million in domestic accounts receivable from the Parent with recourse. Interest is paid to the Company by the Parent equal to the interest rate charged on the Company's credit agreement. The amount outstanding under the accounts receivable purchase agreement was $50 million and is included in accounts receivable in the Consolidated Balance Sheet at December 27, 1997.

Acquisitions
During fiscal 1995, Uniroyal Chemical acquired the worldwide crop protection business of Solvay Duphar, B.V. (the "Duphar Acquisition") , along with three smaller acquisitions, at an aggregate cost of $98.5 million. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the acquired assets and liabilities have been
recorded at their fair values at the dates of acquisition.   The
excess cost of purchase price over fair value of net assets acquired in the amount of $16.1 million is being amortized over 20 years. The operating results of each acquisition are included in the consolidated statement of operations from the dates of acquisition.

Inventories
(in thousands)
                                               1997       1996
Finished Goods                             $151,229   $148,552
Work in process                              14,786      9,296
Raw materials and supplies                   55,234     44,914
                                           $221,249   $202,762


Property, Plant and Equipment
(In thousands) )
                                               1997       1996
Land and improvements                     $  21,799  $  20,545
Buildings and improvements                  105,664     88,431
Machinery and equipment                     507,289    477,541
Furniture and fixtures                       24,854     21,857
Construction in progress                     30,728     22,015
                                            690,334    630,389
Less accumulated depreciation               315,913    262,427
                                           $374,421   $367,962

Leases
The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year (as of December 27, 1997) total $88.3 million as follows:
$8.1 million in 1998, $7.2 million in 1999, $5.6 million in 2000, $4.9 million in 2001, $4.5 million in 2002, and $58.0 million in later years. Total rental expense for all operating leases was $8.4 million in 1997, $2.0 million for the three months ended December 28, 1996, $8.1 million in 1996 and $6.6 million in 1995. Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments. It is expected that, in the normal course of business, leases that will expire will be renewed or replaced by leases on other properties.

Accrued Expenses
(In thousands) )                               1997       1996
Accrued interest                          $  16,725  $  17,875
Current portion of environmental
   liability                                 15,376     18,903
Other accruals                               67,789     50,535
                                           $ 99,890  $  87,313


Long-term Debt
(In thousands) )                               1997       1996
9% Senior Notes Due 2000                   $226,623   $250,583
10.5% Senior Notes Due 2002                 235,998    283,078
11% Senior Subordinated Notes
  Due 2003                                  232,175    232,175
12% Subordinated Discount
   Notes Due 2005                           115,971    103,215
Credit Agreement                             50,800     54,466
Other                                         3,081      3,196
                                           $864,648   $926,713
Less amounts due within one year               -          (731)
                                           $864,648   $925,982


9% Senior Notes
The 9% Senior Notes Due 2000 are an obligation of Uniroyal Chemical and are unsecured. Interest is payable semi-annually. The 9% Senior Notes are not redeemable prior to maturity, except upon a change in control (as defined in the related indenture) whereupon an offer shall be made to purchase the 9% Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. In connection with the Merger, such an offer was made, resulting in $2.2 million of principal being redeemed. The 9% Senior Notes rank pari passu in right of payment with all existing and future senior indebtedness of Uniroyal Chemical.

10.5% Senior Notes
The 10.5% Senior Notes Due 2002 are an obligation of UCC and are unsecured. Interest is payable semi-annually.

11% Senior Subordinated Notes
The 11% Senior Subordinated Notes Due 2003 are an obligation of
UCC and are unsecured.  Interest is payable semi-annually.  The
11% Senior Subordinated Notes are redeemable in whole or in part, at the option of UCC at any time after May 1, 1998, at prices commencing at 105.5% of par of the then outstanding principal amount, plus accrued and unpaid interest, declining ratably to par by May 1, 2000. On April 8, 1998, UCC called all of the outstanding 11% Senior Subordinated Notes for redemption on May 8, 1998, at a price of 105.5% of the principal amount thereof plus accrued and unpaid interest pursuant to the terms of the notes and related indentures.


12% Subordinated Discount Notes
The 12% Subordinated Discount Notes Due 2005 are an unsecured obligation of UCC and have a final accreted value of $126.6 million at May 1, 1998. Beginning on such date, cash interest will accrue on these securities and will be payable semi-annually. The Notes are redeemable in whole or in part, at the option of UCC at any time after May 1, 1998, at 100% of their principal amount, plus accrued and unpaid interest. On April 8, 1998, UCC called all of the outstanding 12% Subordinated Discount Notes for redemption on May 8, 1998, at a price of 100% of the principal amount plus accrued and unpaid interest pursuant to the terms of the notes and related indentures.

Merger  Waivers
The note indentures require that upon a change in control (as defined in the related indentures), an offer shall be made to purchase all of the notes at a purchase price equal to 101% of the principal amounts (or accreted value), thereof, plus accrued and unpaid interest. In connection with the Merger, waivers of the requirement were obtained, except the 9% Senior Notes for which an offer to purchase was made.

Debt Repurchases
During 1997, the Company repurchased in the open market $24.0 million of 9% Senior Notes and $47.1 million of 10.5% Senior Notes. As a result of the repurchases, the Company recognized an extraordinary charge of $5.0 million, net of tax benefit of $3.3 million.

During 1996, the Company repurchased $17.2 million of 9% Senior
Notes in the open market. As a result of this repurchase, the Company recognized an extraordinary charge of $441 thousand, net of tax benefit of $293 thousand.

Credit Agreement
In July 1997, the Parent increased its revolving credit agreement with a syndicate of banks to $600 million (from $530 million) which extends through August 2001. Borrowings under the credit agreement are divided into three tranches. Tranche I provides a maximum of up to $300 million available to the Parent for working capital and general corporate purposes. Tranche II provides a maximum of up to $150 million available to the Company for working capital and general corporate purposes. Tranche III allows up to $150 million of borrowings by the European and
Canadian subsidiaries of the Company and the Parent.   Borrowings
may be denominated in U.S. dollars or the subsidiary's local currency.

The credit agreement calls for interest based upon various options including a spread over LIBOR that varies according to certain debt ratios for the trailing four fiscal quarters. In addition, the Company must pay a commitment fee (currently .175%) on the total unused portion of the credit agreement based upon certain debt ratios for the trailing four fiscal quarters. At December 27, 1997, borrowings under the credit agreement for the Company of $50.8 million bore a weighted average interest rate of 7.7%.

Debt Covenants
The Company's various debt agreements contain covenants which limit the ability to incur additional debt, transfer funds between affiliated companies, pay cash dividends or make certain other payments. In addition, the credit agreement requires the Company to maintain certain financial ratios.

Maturities
In 1997, the scheduled maturities of long-term debt during the
next five fiscal years and years thereafter were 1998   none;
1999 - $0.9 million; 2000 - $227.1 million; 2001 - $51.3 million;
2002 - $236.4 million and years thereafter $349.0 million.

Financial Instruments
At December 27, 1997, the Company had an interest rate swap contract ("the Swap") outstanding for $270 million with a major financial institution. Net receipts or payments on the Swap are accrued and recognized as adjustments to interest expense. The Swap requires the Company to make semi-annual payments to its counterparty of an amount ranging from 5.89%-6.25% in 1998 and 5.68% in 1999 with the last payment due on December 31, 1999. The Swap requires the counterparty to make semi-annual payments at a fixed rate of 5.24%. The Company paid $1.9 million under the Swap in 1997. A settlement of the fair market value of the Swap as of December 27, 1997 would require a payment of approximately $4.2 million.

At December 27, 1997, the Company had an interest rate lock contract ("Interest Hedge") outstanding with a major financial institution for $230 million at a rate of 6.04%. The interest hedge expires on September 1, 2000, which corresponds to the date of maturity of the 9% Senior Notes payable. Upon expiration an amount of settlement is computed based upon the difference between the rate of 6.04% and the 10 year Treasury rate. A settlement of the fair market value of the interest hedge as of December 27, 1997 would require payment of approximately $1.6 million.

The carrying amounts for cash, accounts receivable, notes payable, accounts payable and other current liabilities approximate fair value because of the short maturities of these instruments. The fair market values of long term debt (including current installments) were $938.5 million and $995.8 million in 1997 and 1996, respectively, and with respect to the notes have been determined based on quoted market prices.

Income Taxes
The components of earnings (loss) before income taxes and extraordinary loss and the provision (benefit) for income taxes are as follows:




                                        Three
                                        months
                          Year ended    ended     Year ended  Year ended
                           Dec.27,     Dec.28,     Sept.28,     Oct.1,
(In thousands)               1997        1996        1996        1995

Pretax Earnings (Loss):
   Domestic                 $57,391      $5,649    ($66,250)    $17,269
   Foreign                   35,495      (6,974)     35,489      17,100
                            $92,886     ($1,325)   ($30,761)    $34,369
Taxes
   Domestic
      Current                $1,860         $92      $2,261      $3,753
      Deferred               18,125       2,104     (13,612)    (73,983)
                             19,985       2,196     (11,351)    (70,230)
   Foreign
      Current                15,049      (1,129)     16,416       9,234
      Deferred                  289      (1,598)     (4,114)     (4,064)
                             15,338      (2,727)     12,302       5,170
   Total
      Current                16,909      (1,037)     18,677      12,987
      Deferred               18,414         506     (17,726)    (78,047)
                            $35,323       ($531)       $951    ($65,060)

The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:

                                        Three
                                        months
                          Year ended    ended     Year ended  Year ended
                           Dec.27,     Dec.28,     Sept.28,     Oct.1,
(In thousands)               1997        1996        1996        1995

Provision (benefit) at
   statutory rate           $32,510       ($463)   ($10,766)    $12,029
Nondeductible merger
   and related costs             -           -       11,132          -
Impact of valuation
    allowance                (3,616)         -       (2,905)    (78,880)
Foreign dividends impact        524         119       3,077       2,367
Goodwill amortization         1,142         378       1,092       1,092
Foreign income tax
   rate differential          1,759        (553)       (362)     (2,127)
State income taxes, net
   of federal benefit         2,248          18      (1,877)        555
Other, net                      756         (30)      1,560         (96)
Actual provision (benefit)
   for income taxes         $35,323       ($531)       $951    ($65,060)

Provisions have been made for deferred taxes based on differences between financial statement and tax bases of assets and liabilities using currently enacted tax rates and regulations. The components of the net deferred tax assets and liabilities are as follows:

(In thousands)                           1997        1996

Deferred tax assets:
   Pension and other postretirement
      benefits                          $72,564     $84,713
   Accruals for environmental
      remediation                        31,974      30,427
   Other accruals                        30,859      29,959
   AMT credit and NOL
      carryforwards                      22,363      33,399
   Inventories and other                  8,776      10,181
Deferred tax liabilities:
   Property, plant and equipment        (60,517)    (54,824)
   Intangibles                          (10,055)    (14,015)
   Other                                 (2,389)     (4,235)
Net deferred tax asset before
   valuation allowance                   93,575     115,605
Valuation allowance                     (12,466)    (16,082)
Net deferred tax asset after
   valuation allowance                  $81,109     $99,523




Net deferred taxes (in thousands) include $35,491 and $32,507 in current assets, $45,843 and $67,308 in long-term assets, $2 and $114 in current liabilities and $223 and $178 in long-term liabilities in 1997 and 1996, respectively.

The Company had domestic NOL carryforwards of $35 million, expiring in the year 2007, which can be used to reduce future Federal taxable income, while certain of the Companies' foreign subsidiaries had aggregate NOL carryforwards of $30 million which can be used to reduce future taxable income in those countries. As a result of the Company's stock offering in 1995 and the Merger, the Company has undergone an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Consequently, the Federal NOL carryforward is subject to an annual limitation as prescribed thereunder.

Postretirement Health Care Liability
The Company provides health and life insurance benefits for certain retired and active employees and their beneficiaries and covered dependents in the U.S. and Canada. Postretirement benefits for retired employees in other countries are generally covered by government-sponsored plans. The Company's cost information for December, 1996 has not been updated from September, 1996 as the change was not considered material.

Net postretirement health care cost included the following components:




                            December 28, September 28, October 1,
(In thousands)                  1997        1996          1995
Service cost-benefits earned
   during the period         $    1,144    $   1,250     $ 1,315
Interest cost on
   accumulated postretirement
   benefit obligation             9,839        9,738       9,899
Actual return on plan assets       (910)          10        (677)
Net amortization and deferral    (6,628)      (7,959)     (5,751)
Net postretirement
  health care cost           $    3,445    $   3,039     $ 4,786


Postretirement health care costs are generally not pre-funded
(except for certain government-related plans) and are paid by the Company as incurred. The accumulated postretirement health care liability is as follows:


                            December 27, September 28,
(In thousands)                  1997        1996
Fully eligible and other active
    plan participants        $   37,893    $ 40,658
Retirees                        110,706      96,851
Accumulated post retirement
     benefit obligation         148,599     137,509
Plan assets at fair value        40,002       5,601
Unfunded status                 108,597     131,908
Unrecognized reduction in prior
service cost                     34,200      43,158
Unrecognized net loss            (1,137)       (511)
Postretirement health care
 liability                   $  141,660    $174,555

The weighted-average discount rate used to calculate the accumulated health care liability in 1997 and 1996 ranged from 7%
- 7.5% and 7%-8%, respectively. The expected long-term rate of return on plan assets was 8% in 1997 and 3.5% in 1996. The assumed health care cost trend rate ranged from 12.7% - 8.8% and is assumed to decrease gradually to a range of 6.07% - 5.5% in 2020 and remain level thereafter.

An increase in the assumed health care cost rate of 1% in each year would increase the postretirement health care liability by approximately $9 million.

The U.S. Department of the Army funded certain costs during 1997 related to postretirement medical and life insurance benefits of retirees of Uniroyal Chemical who worked at the Joliet Army Ammunition Plant in Joliet, Illinois. Uniroyal Chemical operated the plant for the Army on a cost reimbursement basis from the 1940's until 1993. The funds are held in trust in satisfaction of the government's liability to reimburse Uniroyal Chemical for these costs. At the same time, the government waived its claim to certain funds held in pension trusts for the benefit of these Joliet retirees. The resulting pretax gain to the Company amounted to $28 million and is included in other income.

Pensions
The Company has several defined benefit and defined contribution plans which cover substantially all employees in the United States and Canada. Pension benefits for retired employees of the Company in other countries are generally covered by government-sponsored plans. The defined benefit plans provide retirement benefits based on the employees' years of service and compensation during employment. The Company will make contributions to the defined benefit plans at least equal to the minimum amounts required by law, while contributions to the defined contribution plans are determined as a percentage of each covered employees' salary. The Company's cost information for December, 1996 has not been updated from September, 1996 as the change was not considered material.

The Company's net pension cost for the defined benefit plans included the following components:

                            December 27, September 28, October 1,
(In thousands)                  1997        1996          1995
Service cost-benefits earned
   during the period         $    5,981    $   5,765     $ 4,851
Interest cost on projected
   benefit obligation            14,189       12,676      11,449
Actual return on plan assets    (13,777)      (8,327)    (13,442)
Net amortization and deferral       293       (1,020)      6,143
Net pension cost             $    6,686    $   9,094     $ 9,001



The funded status and the (accrued) prepaid pension cost of the defined benefit pension plans are as follows:

                   December 27,             September 28,
                      1997                       1996
           Accumulated   Assets Exceed Accumulated Assets Exceed
              Benefits     Accumulated    Benefits   Accumulated
                Exceed        Benefits      Exceed      Benefits
(In thousands)  Assets                      Assets
Vested benefit
 obligation   $ 177,514        $18,478    $131,830       $15,968
Non-vested
 benefit
 obligation       9,617             84      11,790            99
Accumulated
 benefit
 obligation     187,131         18,562     143,620        16,067
Excess of
 projected
 benefit obligation
 over accumulated
 benefit
 obligation      22,759          1,675      22,219         1,601
Projected
 benefit
 obligation     209,890         20,237     165,839        17,668
Plan assets at
 fair value     167,199         22,589     113,469        19,824
Funded status   (42,691)         2,352     (52,370)        2,156
Unrecognized
 prior service
 cost             1,062           (362)     12,040          (406)
Unrecognized net
 (gain) loss      3,804           (203)      3,675            45
Unrecognized net
 transition asset   -             (306)       (741)         (430)
Equity adjustment
 to recognize
 minimum
 liability       (2,760)            -       (3,713)            -
(Accrued)
 prepaid
 pension cost $ (40,585)       $ 1,481    $(41,109)      $ 1,365


The weighted-average discount rate used to calculate the projected benefit obligation ranged from 6% - 8% in 1997 and 6.25% - 8% in 1996. The expected long-term rate of return on plan assets ranged from 7% - 9% in 1997 and from 6.25% - 9% in 1996. The assumed rate of compensation increase ranged from 2% - 5.5% in 1997 and 2% - 6% in 1996.

The Company's net cost for all pension plans, including defined benefit plans, was $10.4 million, $12.6 million and $12.3 million in 1997, 1996 and 1995, respectively.

Contingencies
The Company is involved in claims, litigation, administrative proceedings and investigations of various types in several jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. The Company and some of its subsidiaries have been identified by Federal, state or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As a result of current information and analysis, the Company recorded a special provision of $13.5 million during the third quarter of 1997 for environmental remediation activities. The total amount accrued for such environmental liabilities at December 27, 1997 was $100.6 million. The Company estimates its potential environmental liability to range from $74 million to $133 million at December 27, 1997. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The Company believes that the resolution of these environmental matters will not have a material adverse effect on its consolidated financial position. While the Company believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on its consolidated results of operations in any given year if a significant number of these matters are resolved unfavorably.





Business Segment Data
The Company and its subsidiaries operate in one industry segment, the manufacture and sale of specialty chemicals and elastomers.

Information by Major Geographic Segment

                                  Three
                                 months
                  Year ended      ended     Year ended   Year ended
                    Dec.27,      Dec.28,     Sept.28,      Oct.1,
(In thousands)       1997         1996         1996         1995

Net sales and transfer between geographic areas:
United States     $1,042,850     $213,717     $978,081     $942,635
Americas             219,418       47,040      201,913      181,926
Europe/Africa        158,150       23,374      181,268      135,805
Asia/Pacific          56,217       13,501       58,800       58,124
                  $1,476,635     $297,632   $1,420,062   $1,318,490

Less transfers between geographic areas:
United States       $173,476      $36,659     $150,863     $141,063
Americas              62,975       16,658       61,253       51,821
Europe/Africa         55,813        1,751       74,386       45,285
Asia/Pacific           1,082          226          814        1,000
                    $293,346      $55,294     $287,316     $239,169

Net sales from geographic areas to unaffiliated customers:
United States       $869,374     $177,058     $827,218     $801,572
Americas             156,443       30,382      140,660      130,105
Europe/Africa        102,337       21,623      106,882       90,520
Asia/Pacific          55,135       13,275       57,986       57,124
                  $1,183,289     $242,338   $1,132,746   $1,079,321

Export sales included in United States sales:
Americas             $30,066       $4,860      $31,633      $30,300
Europe/Africa        107,157       18,967       90,074       80,136
Asia/Pacific          62,523       13,071       60,911       51,380
                    $199,746      $36,898     $182,618     $161,816

Operating Profit
United States       $116,318      $26,584      $35,001     $116,887
Americas              34,129        7,463       17,420       19,036
Europe/Africa          9,926      (10,732)      25,453       12,522
Asia/Pacific           1,983          133       (2,487)      (2,612)
                    $162,356      $23,448      $75,387     $145,833

Identifiable assets
United States       $890,454     $897,328     $893,912     $922,151
Americas              84,023       94,867       88,972       88,800
Europe/Africa        166,634      107,379      117,209      125,430
Asia/Pacific          32,449       33,733       32,525       35,326
                  $1,173,560   $1,133,307   $1,132,618   $1,171,707






UNIROYAL CHEMICAL CORPORATION                        SCHEDULE I
Condensed Financial Information of Registrant
Condensed Statements of Operations and Accumulated Deficit
(In thousands of dollars)



                                            Three
                                            months
                               Year ended   ended    Year ended Year ended
                                Dec.27,    Dec.28,    Sept.28,    Oct.1,
                                  1997       1996       1996       1995

 Equity in income of
   consolidated subsidiaries    $101,639    $10,594    $15,429   $107,455

 Selling, general
   and administrative                354        106        551        523
 Interest expense                 68,899     17,414     68,677     76,943

   Earnings (loss) before
     income taxes and
     extraordinary loss           32,386     (6,926)   (53,799)    29,989

 Provision (benefit) for
   income taxes                  (24,210)    (6,132)   (21,646)   (69,440)

   Earnings (loss) before
     extraordinary loss           56,596       (794)   (32,153)    99,429

 Extraordinary loss on early      (3,991)        -          -      (8,279)
   extinguishment of debt

   Net earnings (loss)            52,605       (794)   (32,153)    91,150


 Accumulated deficit,
   beginning of year            (480,407)  (479,613)  (447,460)  (538,610)

 Related party transfer           58,040         -          -          -

 Accumulated deficit,
   end of year                 ($369,762) ($480,407) ($479,613) ($447,460)




UNIROYAL CHEMICAL CORPORATION                              SCHEDULE I
Condensed Financial Information of Registrant
Condensed Balance Sheets
For the year end December 27, 1997 and December 28, 1996
(In thousands of dollars)

                                                   1997        1996

ASSETS
Current Assets
    Cash                                               $48         $48
      Total current assets                              48          48

Non-Current Assets
    Investment in consolidated subsidiaries        365,406     294,960
    Deferred income taxes                              474       9,334
    Other assets                                    15,581      19,038
                                                  $381,509    $323,380



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
    Accrued expenses                               $25,773     $36,584

Non-Current Liabilities
    Long-term debt                                 584,144     618,468
    Other liabilities                                5,734       5,160
Stockholders' Equity (Deficit)
    Additional paid-in capital                     173,930     172,822
    Accumulated deficit                           (369,762)   (480,407)
    Accumulated translation adjustment             (35,550)    (25,534)
    Pension liability adjustment                    (2,760)     (3,713)
      Total stockholders' deficit                 (234,142)   (336,832)
                                                  $381,509    $323,380





UNIROYAL CHEMICAL CORPORATION                             SCHEDULE I
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
(In thousands of dollars)



                                                  Three
                                        Year     months     Year      Year
                                        ended     ended     ended     ended
                                       Dec.27,   Dec.28,  Sept.28,   Oct.1,
                                        1997      1996      1996      1995



CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                    $52,605     ($794) ($32,153)  $91,150
Adjustments to reconcile net earnings
  (loss) to net cash provided (used)
  by operations:
  Equity in income of
      consolidated subsidiaries       (101,639)  (10,594)  (15,429) (107,455)
  Amortization                             315        47       315       323
  Noncash interest                      16,780     3,599    13,417    15,927
  Allocation of current tax provision  (36,570)   (8,329)  (31,307)  (34,787)
  Deferred income taxes                  8,860     2,489     9,625   (36,665)
  Change in assets
    and liabilities, net               (10,707)   13,582       101    (2,983)
  Dividends from
      consolidated subsidiaries        117,436        -     52,887    63,527
  Other                                     -         -        313      (180)

    Net cash provided
    (used) by operations                47,080         -    (2,231)  (11,143)

CASH FLOWS FROM INVESTING ACTIVITIES
  Return of capital                         -         -         -     45,666

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term borrowings     (47,080)       -         -   (187,595)
  Proceeds from sale of
    common stock, net                       -         -         -    146,626
  Purchase of treasury stock                -         -         -     (1,161)
  Other financing activities                -         -      2,209     7,499
    Net cash provided (used) by
      financing activities             (47,080)        -     2,209   (34,631)

  Change in cash                             -         -       (22)     (108)
  Cash at beginning of year                 48        48        70       178
  Cash at end of year                      $48       $48       $48       $70






                                                      Schedule II

UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.
Valuation and Qualifying Accounts
(In thousands of dollars)

                             Additions
                  Balance at charged to Adjustments                 Balance
                  beginning  costs and                               at end
                  of year    expenses   Recurring      Other        of year

Fiscal Year ended December 27, 1997:
   Allowance for doubtful accounts
                $   3,741  $   1,338  $   1,019 (1) $      -      $   6,098
   Accumulated amortization of cost in
     excess of acquired net assets
                   26,534      4,639        269 (2)        -         31,442
   Accumulated amortization of other
     intangible assets
                  106,655     15,151       (439)(2)        -        121,367

Three months ended December 28, 1996:
   Allowance for doubtful accounts
                $   3,333  $     421  $     (13)(1) $      -      $   3,741
   Accumulated amortization of cost in
     excess of acquired net assets
                   25,491      1,415       (372)(2)        -         26,534
   Accumulated amortization of other
     intangible assets
                  102,938      3,438        279 (2)        -        106,655

Fiscal Year ended September 28, 1996:
   Allowance for doubtful accounts
                $   2,873  $   1,568  $  (1,108)(1) $      -      $   3,333
   Accumulated amortization of cost in
     excess of acquired net assets
                   21,281      3,887        323 (2)        -         25,491
   Accumulated amortization of other
     intangible assets
                   87,813     15,622       (497)(2)        -        102,938

Fiscal Year ended October 1, 1995:
   Allowance for doubtful accounts
                $   2,452  $     708  $    (287)(1) $      -      $   2,873
   Accumulated amortization of cost in
     excess of acquired net assets
                   17,194      3,953        134 (2)        -         21,281
   Accumulated amortization of other
     intangible assets
                   73,981     14,647       (815)(2)        -         87,813


(1) Represents accounts written off as uncollectible (net of recoveries), and the translation effect of accounts denominated in foreign currencies.
(2) Represents the translation effect of intangible assets denominated in foreign currencies.