Form 10-Q
period 1998-03-28
UNIROYAL CHEMICAL CORP /DE/; UNIROYAL CHEMICAL CO INC
filed 1998-05-27
CIK 858905, 862612

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 28, 1998

                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934  for the transition period
      from              to

             Commission File No. 0-25586 and 33-66740

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

Registrant's telephone number, including area code: (203)573-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 20, 1998:

Uniroyal Chemical Corporation   100 shares of Common Stock;
Uniroyal Chemical Company, Inc. 100 shares of No Class Common
                                Stock.

Registrants meet the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.









THE REGISTRANTS ARE NOT REQUIRED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 TO FILE THIS REPORT, WHICH IS BEING FILED TO COMPLY WITH CERTAIN PROVISIONS OF THE INDENTURES APPLICABLE TO ONE SERIES OF OUTSTANDING PUBLIC DEBT OF UNIROYAL CHEMICAL CORPORATION AND ONE SERIES OF OUTSTANDING PUBLIC DEBT OF UNIROYAL CHEMICAL COMPANY, INC. UNIROYAL CHEMICAL CORPORATION IS A WHOLLY-OWNED SUBSIDIARY OF CROMPTON & KNOWLES CORPORATION. UNIROYAL CHEMICAL COMPANY, INC. IS A WHOLLY-OWNED SUBSIDIARY OF UNIROYAL CHEMICAL CORPORATION.



                 UNIROYAL CHEMICAL CORPORATION
                UNIROYAL CHEMICAL COMPANY, INC.
                           FORM 10-Q
                FOR QUARTER ENDED MARCH 28, 1998



                             INDEX




 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Operations
                (unaudited) - Quarters ended
                 March 28, 1998 and March 29, 1997

             .  Consolidated Balance Sheets - March 28, 1998
                (unaudited) and December 27, 1997
                   Uniroyal Chemical Corporation
                   Uniroyal Chemical Company, Inc.

             .  Consolidated Statements of Cash Flows
                (unaudited) - Quarters ended
                 March 28, 1998 and March 29, 1997

             .  Notes to Consolidated Financial
                Statements - Quarter ended March 28, 1998
                (unaudited)

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations



PART II.    OTHER INFORMATION:

 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

 *Exhibit 27  Financial Data Schedule

* A copy of this Exhibit is annexed to this report on Form 10-Q provided to the Securities and Exchange Commission.










                              -1-

UNIROYAL CHEMICAL CORPORATION                          UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Operations
Quarters ended March 28, 1998 and March 27, 1997
(In thousands of dollars)




                                                 March 28,         March 27,
                                                    1998              1997

Net Sales                                   $     328,144     $     307,883

Cost of products sold                             197,226           187,686
Selling, general and administrative                45,846            40,788
Depreciation and amortization                      16,462            15,824
Research and development                           10,310             9,821

  Operating profit                                 58,300            53,764

Interest                                           22,291            24,757
Other expense                                         150                73

Earnings before income taxes
  and extraordinary loss                           35,859            28,934
Provision for income taxes                         13,316            10,995

Earnings before
  extraordinary loss                               22,543            17,939
Extraordinary loss on early
  extinguishment of debt                           (1,951)                -

Net earnings                                $      20,592     $      17,939







See accompanying notes to consolidated financial statements.
                                         -2-






UNIROYAL CHEMICAL CORPORATION                   March 28, 1998 Unaudited
Consolidated Balance Sheets
March 28, 1998 and December 27, 1997
(In thousands of dollars)

                                                 March 28,      December 27,
ASSETS                                             1998             1997
CURRENT ASSETS
Cash                                          $      3,998    $        4,800
Accounts receivable                                231,890           210,054
Inventories                                        244,019           221,249
Other current assets                                45,178            65,388
    Total current assets                           525,085           501,491

NON-CURRENT ASSETS
Property, plant and equipment                      367,586           374,421
Costs in excess of acquired net assets             126,501           127,784
Other assets                                       178,599           169,864
                                              $  1,197,771    $    1,173,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable                                 $      3,324    $        1,770
Accounts payable                                    98,892           105,901
Accrued expenses                                   104,690            99,890
Income taxes payable                                29,115            27,262
    Total current liabilities                      236,021           234,823
NON-CURRENT LIABILITIES
Long-term debt                                     867,111           864,648
Postretirement healthcare liability                141,062           141,660
Other liabilities                                  164,327           166,571
STOCKHOLDERS' EQUITY (DEFICIT)
Additional paid-in capital                         173,930           173,930
Accumulated deficit                               (343,519)         (369,762)
Cumulative translation adjustment                  (38,401)          (35,550)
Pension liability adjustment                        (2,760)           (2,760)
    Total stockholders' deficit                   (210,750)         (234,142)
                                              $  1,197,771    $    1,173,560







See accompanying notes to consolidated financial statements.
                                     -3-






UNIROYAL CHEMICAL COMPANY, INC.                March 28, 1998 Unaudited
Consolidated Balance Sheets
March 28, 1998 and December 27, 1997
(In thousands of dollars)

                                                March 28,      December 27,
ASSETS                                            1998             1997
CURRENT ASSETS
Cash                                         $     $3,998    $      $4,800
Accounts receivable                               231,890          210,054
Inventories                                       244,019          221,249
Other current assets                               45,178           65,388
    Total current assets                          525,085          501,491

NON-CURRENT ASSETS
Property, plant and equipment                     367,586          374,421
Costs in excess of acquired net assets            126,501          127,784
Other assets                                      178,599          169,864
                                             $ $1,197,771    $  $1,173,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable                                $      3,324    $       1,770
Accounts payable                                   98,892          105,901
Accrued expenses                                  104,690           99,890
Income taxes payable                               29,115           27,262
    Total current liabilities                     236,021          234,823
NON-CURRENT LIABILITIES
Long-term debt                                    867,111          864,648
Postretirement health care liability              141,062          141,660
Other liabilities                                 164,327          166,571
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                            1                1
Additional paid-in capital                        175,612          175,612
Accumulated deficit                              (345,202)        (371,445)
Cumulative translation adjustment                 (38,401)         (35,550)
Pension liability adjustment                       (2,760)          (2,760)
    Total stockholders' deficit                  (210,750)        (234,142)
                                             $ $1,197,771    $  $1,173,560










See accompanying notes to consolidated financial statements.
                                    -4-






UNIROYAL CHEMICAL CORPORATION                             UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Cash Flows
Quarters ended March 28, 1998 and March 29, 1997
(In thousands of dollars)




                                                     March 28,      March 29,
Increase (decrease to cash)                             1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                     $    20,592    $    17,939
 Adjustments to reconcile net earnings
  to net cash provided by operations:
  Depreciation and amortization                        16,462         15,824
  Noncash interest                                      3,834          3,424
  Deferred income taxes                                 5,053          3,836
  Changes in assets and liabilities, net              (35,657)       (20,333)
 Net cash provided by operations                       10,284         20,690

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                  (6,070)        (4,621)
 Other investing activities                               -             (327)
 Net cash used by investing activities                 (6,070)        (4,948)


CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on
  long-term borrowings                                 (3,850)       (22,164)
 Proceeds (payments) from
  short-term borrowings                                 1,639         (1,860)
 Other financing activities                            (2,662)           -
 Net cash used by
  financing activities                                 (4,873)       (24,024)

CASH
 Effect of exchange rates on cash                        (143)           795
 Change in cash                                          (802)        (7,487)
 Cash at beginning of period                            4,800         21,015
 Cash at end of period                            $     3,998    $    13,528











See accompanying notes to consolidated financial statements.


                                  -5-





UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.


Notes to Consolidated Financial Statements
Quarter Ended March 28, 1998

PRESENTATION ON CONSOLIDATED FINANCIAL STATEMENTS

Uniroyal Chemical Corporation ("UCC") was incorporated in Delaware in December 1988 for the sole purpose of acquiring Uniroyal Chemical Company, Inc. ("Uniroyal Chemical") in October 1989. Uniroyal Chemical, a New Jersey corporation, is a direct
wholly-owned subsidiary of UCC.   Herein, UCC and Uniroyal
Chemical, collectively, are referred to as the "Company".

On August 21, 1996, Crompton & Knowles Corporation ("Parent") acquired all of the issued and outstanding capital stock of UCC, at which time UCC became a wholly-owned subsidiary of the Parent. Uniroyal Chemical remained a direct wholly-owned subsidiary of UCC.

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

The information included in the foregoing consolidated financial statements is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Form 10-K.

Included in accounts receivable are allowances for doubtful accounts of $6.9 million in 1998 and $6.1 million at December 27, 1997. Accounts receivable include $50 million of pledged receivables purchased from the Parent at March 28, 1998 and December 27, 1997.

Accumulated depreciation amounted to $327.0 million in 1998 and $315.9 million at December 27, 1997.

Accumulated amortization of cost in excess of acquired net assets amounted to $32.5 million in 1998 and $31.4 million at December
27, 1997.

Accumulated amortization of patents, unpatented technology, trademarks and other intangibles included in other assets amounted to $125.0 million in 1998 and $121.4 million at December
27, 1997.

Cash payments during the quarters ended March 28, 1998 and March
29, 1997 included interest of $12.3 million and $13.4 million and income taxes of $5.2 million and $3.1 million, respectively.

INVENTORIES

Components of inventories are as follows:

(in thousands)                              Mar 28,    Dec 27,
                                             1998       1997
Finished Goods                             $184,459   $151,229
Work in process                              11,384     14,786
Raw materials and supplies                   48,176     55,234
                                           $244,019   $221,249

COMPREHENSIVE INCOME

Effective in the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income". The statement establishes standards for reporting "comprehensive income" and its components in financial statements and notes thereto. The Company's comprehensive income consists of net earnings, minimum pension liability adjustment and foreign currency translation adjustment. Comprehensive income for the quarters ended March 28, 1998 and March 29, 1997 was $17.7 million and $17.7 million, respectively. The tax effect for the minimum pension liability was $0.6 million in the first quarter of 1997. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since a tax provision has not been made for undistributed earnings of foreign subsidiaries.

SUBSEQUENT EVENTS

On March 31, 1998, the Parent amended its $600 million revolving credit agreement with a syndicate of banks. The termination date was extended to September 2003 from August 2001. Borrowings under the credit agreement were amended as follows: Tranche I provides a maximum of $375 million (up from $300 million) available to the Parent for working capital and general corporate purposes. Tranche II provides a maximum of $75 million (down from $150 million) available to Uniroyal Chemical for working capital and general corporate purposes. Tranche III continues to provide up to $150 million available to the European and Canadian subsidiaries of the Parent and Company.


On May 8, 1998, UCC redeemed the outstanding 11% Senior Subordinated Notes at a price of 105.5% of the principal amount thereof plus accrued and unpaid interest and the 12% Senior Subordinated Discount Notes at a price of 100% of the principal amount thereof plus accrued and unpaid interest. The payment for the redemption including interest and premium totaled $372.3 million and was funded through the issuance of two intercompany notes with the Parent. The intercompany notes bear the same terms as the notes redeemed and are in accordance with terms of the Company's remaining public indebtedness.











MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The response to this item has been limited to an analysis of the results of operations for the quarter ended March 28, 1998 as compared with the quarter ended March 29, 1997 as Registrants meet the conditions set forth in the General Instruction
(H)(1)(a) and (b) of Form 10-Q.

FIRST QUARTER RESULTS

Overview

The Company's results for the quarter ended March 28, 1998 includes the operations of the European and Asian specialty chemical businesses transferred from the Parent on December 27, 1997. Net sales of these operations amounted to $19.8 million and $20.7 million, and net earnings amounted to $0.9 million and $0.9 million for the first quarter of 1998 and 1997, respectively. The financial statements have not been restated for the first quarter of 1997 as the impact was not considered material.

Net sales of $328.1 million for the quarter ended March 28, 1998 increased by 7% from $307.9 million for the comparable period in 1997. All of the increase was attributable to the sales of 19.8 million from transferred operations. Net earnings of $20.6 million (including $0.9 million from transferred operations) increased by 26% versus the comparable period of 1997. Gross margin as a percentage of net sales increased to 39.9% from 39.0% in the comparable 1997 period. Operating profit increased 8% to $58.3 million primarily as a result of lower manufacturing cost and improved product mix.

Sales by Major Product Line

Chemicals and polymers sales of $120.8 million decreased 5% from the first quarter of 1997 primarily attributable to the impact of lower foreign currency translation of 2% and lower pricing of 3%. Sales of rubber chemicals were lower than 1997 primarily due to lower pricing and the impact of lower foreign currency translation. EPDM sales increased primarily due to higher unit volume and improved pricing. Nitrile rubber sales decreased primarily as a result of lower unit volume.

Crop protection sales of $107.9 were 3% higher than the first quarter of 1997. The increase was primarily attributable to higher unit volume in fungicides and herbicides.

Specialties sales of $79.0 million increased 5% from the first quarter of 1997. The increase resulted primarily from higher unit volume in lubricant additives and specialty intermediates.

Colors sales of $20.4 were $20.3 million higher than the first quarter of 1997 primarily due to the transfer of the European and Asian specialty chemical businesses from the Parent.

Selling, general and administrative expenses of $45.8 million increased 12%, depreciation and amortization of $16.5 million increased 4%, and research and development costs of $10.3 million increased 5% from the quarter ended March 29, 1997. These increases were primarily due to the transfer of the European and Asian specialty chemical businesses from the Parent.

Interest expense for the quarter ended March 28, 1998 of $22.3 million decreased 10% from the first quarter of 1997 primarily due to lower levels of indebtedness. The effective tax rate of 37.1% decreased from 38.0% in the comparable 1997 period.

ENVIRONMENTAL MATTERS

Uniroyal Chemical is involved in claims, litigation, administrative proceedings and investigations of various types in several jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. Uniroyal Chemical and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (each a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.
In addition, Uniroyal Chemical is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Each quarter, Uniroyal Chemical evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by Uniroyal Chemical and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at March 28, 1998 was $100.6 million. It is reasonably possible that Uniroyal Chemical's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements and estimates which are based on currently available information. The Company's actual results may differ significantly from the results discussed. Investors are cautioned that there can be no assurance that the actual results will not differ materially from those suggested in such forward-looking statements and estimates.




PART II. OTHER INFORMATION:

Item 6. Exhibits and reports on Form 8-K

(a)  Exhibits

         (27)*          Financial data schedules

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.





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


                              UNIROYAL CHEMICAL CORPORATION
                              UNIROYAL CHEMICAL COMPANY, INC.
                                       (Registrants)


Date: May 27, 1998            By:/s/Charles J. Marsden
                                    Charles J. Marsden
                                    Vice President and
                                    Chief Financial Officer and
                                           Director
                                   (Principal Financial Officer)