Form 10-Q
period 1998-06-27
UNIROYAL CHEMICAL CORP /DE/; UNIROYAL CHEMICAL CO INC
filed 1998-08-25
CIK 858905, 862612

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 27, 1998

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

Registrant's telephone number, including area code: (203)353-5400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X  No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 15, 1998:

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

                 UNIROYAL CHEMICAL CORPORATION
                UNIROYAL CHEMICAL COMPANY, INC.
                           FORM 10-Q
                FOR QUARTER ENDED JUNE 27, 1998

                             INDEX

 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Earnings
                (unaudited) - Quarters and six months ended
                 June 27, 1998 and June 28, 1997

             .  Consolidated Balance Sheets - June 27, 1998
                (unaudited) and December 27, 1997
                   Uniroyal Chemical Corporation
                   Uniroyal Chemical Company, Inc.

             .  Consolidated Statements of Cash Flows
                (unaudited) - Six months ended
                 June 27, 1998 and June 28, 1997

             .  Notes to Consolidated Financial
                Statements - Quarter ended June 27, 1998
                (unaudited)

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations

PART II.    OTHER INFORMATION:

 Item 1.     Legal Proceedings

 Item 6.     Exhibits and Reports on Form 8-K

 Signatures

 *Exhibit 27  Financial Data Schedules

* Copies of these Exhibits are annexed to this report on Form
10-Q provided to the Securities and Exchange Commission.



UNIROYAL CHEMICAL CORPORATION                                UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Earnings
Quarters and six months ended June 27, 1998 and June 28, 1997
(In thousands of dollars)



                                    Quarters ended       Six months ended
                                      June 27,  June 28,   June 27,    June 28,
                                        1998      1997       1998        1997

Net Sales                           $ 327,816 $ 323,813  $  655,960  $ 631,696

Cost of products sold                 189,929   195,041     387,155    382,727
Selling, general and administrative    45,686    43,177      91,532     83,965
Depreciation and amortization          16,736    15,931      33,198     31,755
Research and development               10,254     9,872      20,564     19,693

Operating profit                       65,211    59,792     123,511    113,556

Interest expense                       22,160    24,579      44,451     49,336
Other (income) expense                 (1,467)      634      (1,317)       707

Earnings before income
  taxes and extraordinary loss         44,518    34,579      80,377     63,513
Provision for income taxes             16,584    13,140      29,900     24,135

Earnings before
  extraordinary loss                   27,934    21,439      50,477     39,378
Extraordinary loss on early
  extinguishment of debt              (14,026)   (1,227)    (15,977)    (1,227)

Net earnings                        $  13,908 $  20,212  $   34,500  $  38,151





UNIROYAL CHEMICAL CORPORATION                   June 27, 1998 Unaudited
Consolidated Balance Sheets
June 27, 1998 and December 27, 1997
(In thousands of dollars)

                                                 June 27,       December 27,
ASSETS                                             1998             1997
CURRENT ASSETS
Cash                                          $      6,238    $        4,800
Accounts receivable                                231,224           210,054
Inventories                                        234,395           221,249
Other current assets                                56,314            65,388
    Total current assets                           528,171           501,491

NON-CURRENT ASSETS
Property, plant and equipment                      365,139           374,421
Costs in excess of acquired net assets             125,502           127,784
Other assets                                       158,353           169,864
                                              $  1,177,165    $    1,173,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable                                 $      2,944    $        1,770
Accounts payable                                    91,758           105,901
Accrued expenses                                    98,618            99,890
Income taxes payable                                30,770            27,262
    Total current liabilities                      224,090           234,823

NON-CURRENT LIABILITIES
Long-term debt                                     500,271           864,648
Postretirement health care liability               140,736           141,660
Due to Parent                                      369,845            11,352
Other liabilities                                  140,284           155,219

STOCKHOLDERS' EQUITY (DEFICIT)
Additional paid-in capital                         173,930           173,930
Accumulated deficit                               (329,611)         (369,762)
Accumulated translation adjustment                 (39,620)          (35,550)
Pension liability adjustment                        (2,760)           (2,760)
    Total stockholders' deficit                   (198,061)         (234,142)
                                              $  1,177,165    $    1,173,560










See accompanying notes to consolidated financial statements.





UNIROYAL CHEMICAL COMPANY, INC.                June 27, 1998 Unaudited
Consolidated Balance Sheets
June 27, 1998 and December 27, 1997
(In thousands of dollars)

                                                June 27,       December 27,
ASSETS                                            1998             1997
CURRENT ASSETS
Cash                                         $      6,238    $       4,800
Accounts receivable                               231,224          210,054
Inventories                                       234,395          221,249
Other current assets                               56,314           65,388
    Total current assets                          528,171          501,491

NON-CURRENT ASSETS
Property, plant and equipment                     365,139          374,421
Costs in excess of acquired net assets            125,502          127,784
Other assets                                      158,353          169,864
                                             $  1,177,165    $   1,173,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable                                $      2,944    $       1,770
Accounts payable                                   91,758          105,901
Accrued expenses                                   98,618           99,890
Income taxes payable                               30,770           27,262
    Total current liabilities                     224,090          234,823

NON-CURRENT LIABILITIES
Long-term debt                                    500,271          864,648
Postretirement health care liability              140,736          141,660
Due to Parent                                     369,845           11,352
Other liabilities                                 140,284          155,219

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                            1                1
Additional paid-in capital                        175,612          175,612
Accumulated deficit                              (331,294)        (371,445)
Accumulated translation adjustment                (39,620)         (35,550)
Pension liability adjustment                       (2,760)          (2,760)
    Total stockholders' deficit                  (198,061)        (234,142)
                                             $  1,177,165    $   1,173,560









See accompanying notes to consolidated financial statements.





UNIROYAL CHEMICAL CORPORATION                                     UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Cash Flows
Six months ended June 27, 1998 and June 28, 1997
(In thousands of dollars)




                                                    June 27,       June 28,
Increase (decrease) to cash                           1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                    $    34,500    $    38,151
 Adjustments to reconcile net earnings
  to net cash provided by operations:
  Extraordinary loss on early
    extinguishment of debt                            15,977          1,227
  Depreciation and amortization                       33,198         31,755
  Noncash interest                                     5,167          6,946
  Deferred taxes                                       6,762         11,625
  Changes in assets and liabilities, net             (30,043)       (11,772)

 Net cash provided by operations                      65,561         77,932

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                (16,398)       (12,726)
 Purchase of Receivables from Parent                 (16,957)       (10,000)
 Other investing activities                               22            682

 Net cash used by investing activities               (33,333)       (22,044)


CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings from Parent                358,787          -
 Redemption of 11% and 12% notes and other
  payments on long-term borrowings                  (374,310)       (48,363)
 Proceeds (payments) from
  short-term borrowings                                1,174         (5,157)
 Premium paid on early extinguishment of debt        (15,482)        (1,464)

 Net cash used by financing activities               (29,831)       (54,984)

CASH
 Effect of exchange rates on cash                       (959)          (504)
 Change in cash                                        1,438            400
 Cash at beginning of period                           4,800         21,015
 Cash at end of period                           $     6,238    $    21,415





UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements
Quarter Ended June 27, 1998

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

Included in accounts receivable are allowances for doubtful accounts of $6.8 million in 1998 and $6.1 million at December 27, 1997. Accounts receivable includes $67 million of receivables purchased from the Parent at June 27, 1998 and $50 million at December 27, 1997.

Accumulated depreciation amounted to $336.1 million in 1998 and $315.9 million at December 27, 1997.

Accumulated amortization of cost in excess of acquired net assets amounted to $33.6 million in 1998 and $31.4 million at December
27, 1997.

Accumulated amortization of patents, unpatented technology, trademarks and other intangibles included in other assets amounted to $128.7 million in 1998 and $121.4 million at December
27, 1997.

Cash payments for the six months ended June 27, 1998 and June 28, 1997 included interest of $40.2 million and $42.1 million and income taxes of $6.5 million and $7.0 million, respectively.

INVENTORIES

Components of inventories are as follows:

                                           June 27,    Dec 27,
(In thousands)                               1998       1997

Finished goods                             $174,680   $151,229
Work in process                              10,664     14,786
Raw materials and supplies                   49,051     55,234
                                           $234,395   $221,249


COMPREHENSIVE INCOME

Effective in the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income". The statement establishes standards for reporting "comprehensive income" and its components in financial statements and notes thereto. An analysis of the Company's comprehensive income follows:

                           Second Quarter         Six Months
                                 Ended               Ended
                          June 27, June 28,   June 27,  June 28,
(In thousands)              1998     1997       1998      1997

Net earnings             $ 13,908  $ 20,212   $ 34,500  $ 38,151
Other comprehensive
 (income) expense:
Foreign currency
translation adjustments     1,219     1,833      4,070     3,058
Minimum pension liability
adjustments, net                -         -          -      (953)

                            1,219     1,833      4,070     2,105

Comprehensive income     $ 12,689  $ 18,379   $ 30,430  $ 36,046

LONG TERM DEBT

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

On May 8, 1998, UCC redeemed the outstanding 11% Senior Subordinated Notes at a price of 105.5% of the principal amount thereof plus accrued and unpaid interest and the 12% Senior Subordinated Discount Notes at a price of 100% of the principal amount thereof plus accrued and unpaid interest. The payment for the redemption including interest and premium amounted to $372.3 million and was funded through the issuance of two intercompany notes with the Parent. The intercompany notes bear the same principal, interest, maturity, and subordination as the notes redeemed in accordance with terms of the Company's remaining public indebtedness.








          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this item has been limited to an analysis of the results of operations for the six months ended June 27, 1998 as compared with the six months ended June 28, 1997 as Registrants meet the conditions set forth in the General Instruction
(H)(1)(a) and (b) of Form 10-Q.

YEAR TO DATE RESULTS

Overview

The Company's results for the six months ended June 27, 1998 includes the operations of the European and Asian colors business transferred from the Parent on December 27, 1997. Net sales of these operations amounted to $41.7 million and $44.0 million, and net earnings amounted to $2.4 million and $2.4 million, for the first six months ended 1998 and 1997, respectively. The financial statements have not been restated for the first six months of 1997 as the impact was not considered material.

Net sales of $656.0 million for the six months ended June 27, 1998 increased by 4% from $631.7 million for the comparable period in 1997. All of the increase was attributable to the sales of the transferred operations partially offset by lower sales in other operations. Net earnings before extraordinary losses on early extinguishment of debt increased 28% to $50.5 million versus $39.4 million in 1997. Net earnings of $34.5 million (including $2.4 million from transferred operations) compared to $38.2 million in the first six months of 1997. Gross margin as a percentage of net sales increased to 41.0% from 39.4% in the comparable 1997 period. The increase was attributable primarily to lower raw material and other manufacturing costs. Operating profit increased 9% to $123.5 million as a result of lower raw material and other manufacturing costs.

Sales by Major Product Line

Chemicals and polymers sales of $244.3 million decreased 4% from the first six months of 1997. The decrease was primarily attributed to lower foreign currency translation of approximately 2% and lower pricing and lower unit volume of 1% each. Sales of rubber chemicals were lower than 1997 primarily due to lower pricing, foreign currency translation and unit volume. EPDM sales increased primarily due to improved pricing. Nitrile rubber sales decreased primarily as a result of lower unit volume.

Crop protection sales of $208.4 million decreased 5% from the comparable 1997 period primarily as a result of lower unit volume due to weather conditions in California, which were unfavorable for its miticide products.

Specialty sales of $160.3 million increased 2% from the six month period of 1997 primarily due to increased unit volume. Improved pricing of 1% was offset by the impact of lower foreign currency translation.

Colors sales of $43.0 million were $42.5 million higher than the first six months of 1997 due to the transfer of the European and Asian colors business from the Parent.

Other

Selling, general and administrative expenses of $91.5 million increased 9%, depreciation and amortization of $33.2 million increased 5%, and research and development costs of $20.6 million increased 4% from the first six months of 1997. These increases were primarily due to the impact of transferring the European and Asian colors business from the Parent.

Interest expense for the six months ended June 27, 1998 of $44.5 million decreased 10% from the first six months of 1997 primarily due to lower levels of indebtedness. The effective tax rate of 37.2% decreased from 38.0% in the comparable 1997 period.

YEAR 2000 COMPLIANCE

In 1995 the Company initiated a program to update the current information technology systems on a worldwide basis. The Company evaluated its major computer systems and software applications with the goal of avoiding interruption in the supply of goods, services and business information at the turn of the century. Year 2000 compliance remediation costs are not expected to have a material effect on the Company's results of operation.

ACCOUNTING STANDARD CHANGES

In June 1997 the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after 1997. In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after 1999. The Company is currently evaluating the statements and plans to adopt Statement No. 131 in the fourth quarter of 1998 and Statement No. 133 in the first quarter of 2000.

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

Each quarter, Uniroyal Chemical evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by Uniroyal Chemical and the anticipated time frame over which payments toward the remediation plan will occur. As of June 27, 1998, Uniroyal Chemical's reserves for environmental remediation activities totaled $97.7 million. These estimates may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

Uniroyal Chemical intends to assert all meritorious legal defenses and other equitable factors which are available to it with respect to the above matters. Uniroyal Chemical believes that the resolution of these environmental matters will not have a material adverse effect on its consolidated financial position. While Uniroyal Chemical believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on its consolidated results of operation in any given year if a significant number of these matters are resolved unfavorably.

FORWARD-LOOKING STATEMENTS

The information in this Form 10-Q contains forward-looking statements and estimates which are based on currently available information. The Company's actual results may differ significantly from the results discussed. Investors are cautioned that there can be no assurance that the actual results will not differ materially from those suggested in such forward-looking statements and estimates.


PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

     (i) Reference is made to page 4 (Other Environmental Matters) of the Registrants' Annual Report on Form 10-K for the fiscal year ended December 27, 1997, for information pertaining to a suit brought by Sundor Canada Inc. against Uniroyal Chemical Co./Cie. and others. In June 1998, final settlement was reached among the parties in accordance with the terms previously disclosed and after judicial approval the suit was dismissed with prejudice.


Item 6. Exhibits and reports on Form 8-K

(a)  Exhibits

        (27)*          Financial Data Schedules

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.


*  Copies of these Exhibits are annexed to this report on Form
 10-Q provided to the Securities and Exchange Commission.



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


                                  UNIROYAL CHEMICAL CORPORATION
                                  UNIROYAL CHEMICAL COMPANY, INC.
                                           (Registrants)

Date:   August 25, 1998           By /s/  Charles J. Marsden
                                        Vice President and
                                     Chief Financial Officer and
                                               Director
                                    (Principal Financial Officer)