Form 10-Q
period 1998-09-26
UNIROYAL CHEMICAL CORP /DE/; UNIROYAL CHEMICAL CO INC
filed 1998-11-19
CIK 858905, 862612

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q
(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 26, 1998

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 14, 1998:

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

                 UNIROYAL CHEMICAL CORPORATION
                UNIROYAL CHEMICAL COMPANY, INC.
                           FORM 10-Q
                FOR QUARTER ENDED SEPTEMBER 26, 1998

                             INDEX

 PART I.     FINANCIAL INFORMATION:

 Item 1.     Condensed Financial Statements and
             Accompanying Notes

             .  Consolidated Statements of Earnings
                (unaudited) - Quarters and nine months ended
                 September 26, 1998 and September 27, 1997

             .  Consolidated Balance Sheets - September 26, 1998
                (unaudited) and December 27, 1997
                   Uniroyal Chemical Corporation
                   Uniroyal Chemical Company, Inc.

             .  Consolidated Statements of Cash Flows
                (unaudited) - Nine months ended
                 September 26, 1998 and September 27, 1997

             .  Notes to Consolidated Financial
                Statements - Quarter ended September 26, 1998
                (unaudited)

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





UNIROYAL CHEMICAL CORPORATION                            UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Earnings
Quarters and nine months ended September 26, 1998 and September 27, 1997 (In thousands of dollars)



                                 Quarters ended        Nine months ended
                                   Sept. 26,  Sept. 27,  Sept. 26,   Sept. 27,
                                     1998       1997       1998        1997

Net Sales                        $ 293,817  $ 289,801  $  949,777  $ 921,497

Cost of products sold              176,126    172,129     563,281    554,856
Selling, general and
  admininstrative                   46,257     42,251     137,789    126,217
Depreciation and amortization       16,637     15,982      49,835     47,737
Research and development            10,191      9,863      30,755     29,555
Severance and other costs             -        10,000        -        10,000
Special environmental provision       -        13,500        -        13,500
Operating profit                    44,606     26,076     168,117    139,632

Interest expense                    21,532     23,377      65,983     72,713
Other income                          (789)   (27,773)     (2,106)   (27,066)

Earnings before income
  taxes and extraordinary loss      23,863     30,472     104,240     93,985
Provision for income taxes           9,156     11,605      39,056     35,740

Earnings before
  extraordinary loss                14,707     18,867      65,184     58,245
Extraordinary loss on early
  extinguishment of debt            (5,674)    (1,619)    (21,651)    (2,846)
Net earnings                     $   9,033  $  17,248  $   43,533  $  55,399



See accompanying notes to consolidated financial statements.
                                      2






UNIROYAL CHEMICAL CORPORATION                   September 26, 1998 Unaudited
Consolidated Balance Sheets
September 26, 1998 and December 27, 1997
(In thousands of dollars)

                                              September 26,    December 27,
ASSETS                                        1998             1997
CURRENT ASSETS
Cash                                          $       2,798    $        4,800
Accounts receivable                                 180,853           210,054
Inventories                                         232,695           221,249
Other current assets                                 52,023            65,388
    Total current assets                            468,369           501,491

NON-CURRENT ASSETS
Property, plant and equipment                       372,548           374,421
Costs in excess of acquired net assets              124,936           127,784
Other assets                                        220,643           169,864
                                              $   1,186,496    $    1,173,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable                                 $      10,495    $        1,770
Accounts payable                                     98,678           105,901
Accrued expenses                                     93,641            99,890
Income taxes payable                                 32,567            27,262
    Total current liabilities                       235,381           234,823

NON-CURRENT LIABILITIES
Long-term debt                                      474,638           864,648
Postretirement health care liability                140,630           141,660
Due to Parent                                       373,975            11,352
Other liabilities                                   139,904           155,219

STOCKHOLDERS' EQUITY (DEFICIT)
Additional paid-in capital                          173,930           173,930
Accumulated deficit                                (320,580)         (369,762)
Accumulated translation adjustment                  (28,622)          (35,550)
Pension liability adjustment                         (2,760)           (2,760)
    Total stockholders' deficit                    (178,032)         (234,142)
                                              $   1,186,496    $    1,173,560



See accompanying notes to consolidated financial statements.
                                     3





UNIROYAL CHEMICAL COMPANY, INC.                September 26, 1998 Unaudited
Consolidated Balance Sheets
September 26, 1998 and December 27, 1997
(In thousands of dollars)

                                             September 26,   December 27,
ASSETS                                       1998            1997
CURRENT ASSETS
Cash                                         $     $2,798    $      $4,800
Accounts receivable                               180,853          210,054
Inventories                                       232,695          221,249
Other current assets                               52,023           65,388
    Total current assets                          468,369          501,491

NON-CURRENT ASSETS
Property, plant and equipment                     372,548          374,421
Costs in excess of acquired net assets            124,936          127,784
Other assets                                      220,643          169,864
                                             $  1,186,496    $   1,173,560

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable                                $     10,495    $       1,770
Accounts payable                                   98,678          105,901
Accrued expenses                                   93,641           99,890
Income taxes payable                               32,567           27,262
    Total current liabilities                     235,381          234,823

NON-CURRENT LIABILITIES
Long-term debt                                    474,638          864,648
Postretirement health care liability              140,630          141,660
Due to Parent                                     373,975           11,352
Other liabilities                                 139,904          155,219

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock                                            1                1
Additional paid-in capital                        175,612          175,612
Accumulated deficit                              (322,263)        (371,445)
Accumulated translation adjustment                (28,622)         (35,550)
Pension liability adjustment                       (2,760)          (2,760)
    Total stockholders' deficit                  (178,032)        (234,142)
                                             $  1,186,496    $   1,173,560



See accompanying notes to consolidated financial statements.
                                    4






UNIROYAL CHEMICAL CORPORATION                                 UNAUDITED
UNIROYAL CHEMICAL COMPANY, INC.
Consolidated Statements of Cash Flows
Nine months ended September 26, 1998 and September 27, 1997
(In thousands of dollars)




                                                     Sept. 26,    Sept. 27,
Increase (decrease) to cash                            1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                       $  43,533    $  55,399
 Adjustments to reconcile net earnings
  to net cash provided by operations:
  Extraordinary loss on early extinguishment of debt   21,651        2,846
  Depreciation and amortization                        49,835       47,737
  Noncash interest                                      5,076       10,541
  Deferred taxes                                        6,442       21,305
  Changes in assets and liabilities, net              (25,366)      (4,360)
 Net cash provided by operations                      101,171      133,468

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                 (33,083)     (19,650)
 Purchase of Parent inventories                       (66,957)           -
 Sales (purchases) of Parent receivables               50,000      (50,000)
 Other investing activities                               607          675
 Net cash used by investing activities                (49,433)     (68,975)


CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings with Parent                 358,787            -
 Redemption of 11% and 12% notes and other
  payments on long-term borrowings                   (398,951)     (66,743)
 Proceeds (payments) on short-term borrowings           8,725       (5,901)
 Premium paid on early extinguishment of debt         (23,177)      (4,123)
 Net cash used by financing activities                (54,616)     (76,767)

CASH
 Effect of exchange rates on cash                         876         (236)
 Change in cash                                        (2,002)     (12,510)
 Cash at beginning of period                            4,800       21,015
 Cash at end of period                              $   2,798    $   8,505





See accompanying notes to consolidated financial statements.
                                       5

UNIROYAL CHEMICAL CORPORATION
UNIROYAL CHEMICAL COMPANY, INC.

Notes to Unaudited Consolidated Financial Statements
Quarter Ended September 26, 1998

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

Included in accounts receivable are allowances for doubtful accounts of $9.5 million in 1998 and $6.1 million at December 27, 1997. Accounts receivable at December 27, 1997 includes $50 million of receivables purchased from the Parent. The accounts receivable purchase agreement with the Parent was terminated and replaced with an inventory purchase agreement in September, 1998.

Accumulated depreciation amounted to $348.5 million in 1998 and $315.9 million at December 27, 1997.

Accumulated amortization of cost in excess of acquired net assets amounted to $34.8 million in 1998 and $31.4 million at December
27, 1997.

Accumulated amortization of patents, unpatented technology, trademarks and other intangibles included in other assets amounted to $132.5 million in 1998 and $121.4 million at December
27, 1997.

Cash payments for the nine months ended September 26, 1998 and September 27, 1997 included interest of $54.8 million and $55.6 million and income taxes of $10.9 million and $10.8 million, respectively.

INVENTORIES

Components of inventories are as follows:

                                           Sept. 26,  Dec. 27,
(In thousands)                               1998       1997

Finished goods                             $174,045   $151,229
Work in process                              10,564     14,786
Raw materials and supplies                   48,086     55,234
                                           $232,695   $221,249

RELATED PARTY TRANSACTION

In September 1998, the Company entered into an inventory purchase agreement in which the Company may purchase an undivided interest of up to $150 million in inventories from the Parent. Interest is paid to the Company by the Parent equal to the interest rate charged under the Company's credit agreement. The amount outstanding under the inventory purchase agreement was $67 million and is included in other assets.

COMPREHENSIVE INCOME

Effective in the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income". The statement establishes standards for reporting "comprehensive income" and its components in financial statements and notes thereto. An analysis of the Company's comprehensive income follows:








                           Third Quarter         Nine Months
                              Ended                 Ended
                        Sept. 26, Sept. 27,   Sept. 26, Sept. 27,
(In thousands)             1998     1997        1998       1997

Net earnings              $ 9,033  $ 17,248  $ 43,533  $ 55,399
Other comprehensive
 (income) expense:
Foreign currency
 translation adjustments  (10,998)    1,303    (6,928)    4,361
Minimum pension liability
 adjustments, net               -         -          -     (953)

                          (10,998)    1,303    (6,928)    3,408

Comprehensive income      $20,031  $ 15,945  $ 50,461  $ 51,991

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

On May 8, 1998, UCC redeemed the outstanding 11% Senior Subordinated Notes at a price of 105.5% of the principal amount thereof plus accrued and unpaid interest and the 12% Subordinated Discount Notes at a price of 100% of the principal amount thereof plus accrued and unpaid interest. The payment for the redemption including premium and accrued interest amounted to $372.3 million and was funded primarily through the issuance of two intercompany notes to the Parent. The intercompany notes bear the same principal, interest, maturity, and subordination as the notes redeemed in accordance with terms of the Company's remaining public indebtedness.









RECENT EVENTS

On September 17, 1998, the Parent and Bayer AG, Germany announced an agreement in principle to form a joint venture to serve the agricultural seed treatment market in North America. The basis of the joint venture will be the Gustafson seed treatment business. Gustafson currently operates as a unit of the Company. The transaction is anticipated to close in November, 1998.

On November 12, 1998, the Parent announced the formation of a joint venture with GIRSA, a subsidiary of DESC, S.A. de C.V. to produce nitrile rubber products in Mexico. The Company will contribute its nitrile rubber technology and business, and will continue to provide sales and technical service support through its existing organization. GIRSA will contribute its process and manufacturing technology and will be primarily responsible for the construction of a new plant in Mexico. The Company's production facility in Painesville, Ohio, will close by mid-1999. The Company anticipates a fourth quarter pre-tax write-off of approximately $30 million associated with the shutdown.






          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The response to this item has been limited to an analysis of the results of operations for the nine months ended September 26, 1998 as compared with the nine months ended September 27, 1997 as Registrants meet the conditions set forth in the General
Instruction (H)(1)(a) and (b) of Form 10-Q.

YEAR TO DATE RESULTS

Overview

The Company's results for the nine months ended September 26, 1998 includes the operations of the European and Asian colors business transferred from the Parent on December 27, 1997. Net sales of these operations for the nine months of 1998 and 1997 amounted to $57.3 million and $62.5 million respectively, and net earnings for the same periods amounted to $2.1 million and $2.4 million, respectively. The financial statements have not been restated for the first nine months of 1997 as the impact was not considered material.

Net sales of $949.8 million for the nine months ended September 26, 1998 increased by 3% from $921.5 million for the comparable period in 1997. All of the increase was attributable to the sales of the transferred operations partially offset by lower sales in other operations. Net earnings before extraordinary losses on early extinguishment of debt increased 12% to $65.2 million versus $58.2 million in 1997. Net earnings of $43.5 million (including $2.1 million from transferred operations) compared to $55.4 million in the first nine months of 1997.
Gross margin as a percentage of net sales increased to 40.7% from 39.8% in the comparable 1997 period. The increase was attributable primarily to lower raw material costs and improved pricing. Operating profit increased 3% to $168.1 million from $163.1 million before special charges of $23.5 million in 1997.

Sales by Major Product Line

Chemicals and polymers sales of $360.2 million decreased 4% from the first nine months of 1997. The decrease was primarily attributable to lower unit volume of 3% and lower foreign currency translation of 1%. Sales of rubber chemicals were 9% lower than 1997 primarily due to lower pricing, unfavorable sales mix and unit volume. EPDM sales increased 8% primarily due to improved pricing. Nitrile rubber sales decreased 8% primarily as a result of lower unit volume.


Crop protection sales of $295.3 million decreased 5% from the comparable 1997 period primarily as a result of lower unit volume. Unfavorable weather, low commodity prices and lack of grower financing impacted demand for insecticide and other products in the United States, and international sales were negatively impacted by economic conditions in Russia, Asia and Central Europe.

Specialty sales of $234.9 million were comparable to the prior year. Improved pricing of 1% was offset by the impact of lower foreign currency translation.

Colors sales of $59.4 million were $58.4 million higher than the first nine months of 1997 due to the transfer of the European and Asian colors business from the Parent.

Other

Selling, general and administrative expenses of $137.8 million increased 9%, depreciation and amortization of $49.8 million increased 4%, and research and development costs of $30.8 million increased 4% from the first nine months of 1997. These increases were primarily due to the impact of transferring the European and Asian colors business from the Parent.

Interest expense for the nine months ended September 26, 1998 of $66.0 million decreased 9% from the first nine months of 1997 primarily due to lower levels of indebtedness. The effective tax rate of 37.5% decreased from 38.0% in the comparable 1997 period.

YEAR 2000 ISSUES

The Company has assessed and continues to assess its Information Technology (IT) infrastructures including those systems that are typically viewed as non-IT systems to determine and address any potential problems that may result from the Year 2000 compliance issues. As generally known, the Year 2000 compliance issues pertain to the ability of computerized systems to recognize and process date sensitive information beyond January 1, 2000. The Company has performed this assessment over the last two years and has implemented steps to be Year 2000 compliant in both its IT and non-IT systems.

Under the Company's current environment, IT systems include mission critical applications that directly support the Company's operations. These IT systems also include networked personal computers running desktop applications. A typical non-IT system within the Company's environment includes process controls and other microcontrollers containing imbedded computer chips. Assessment of non-IT systems is an ongoing activity and to the extent that any existing non-IT system has Year 2000 compliance issues, the Company is aggressively undertaking measures to remedy such systems. The Company believes that existing non-IT systems will continue to function without significant problems beyond January 1, 2000.

The Company employs a number of major mission critical IT systems in its Specialty Chemical business. These systems are currently being upgraded to address the Year 2000 compliance issues and the Company expects this to be completed by mid-1999.

The Company has operations in Europe, Asia Pacific, and Latin America supported by IT systems operating on mid-range computers. The Company is presently upgrading these IT systems to address Year 2000 compliance. The Company expects to complete this upgrade by mid-1999.

The Company is actively looking into the overall Year 2000 readiness of its major business partners including vendors, suppliers, and service providers in order to determine that the Company's operations will not be disrupted in the event that any such third party failed to have Year 2000 compliant systems. The Company has received assurances from nearly all of the major business entities that it conducts business with that these entities will be able to conduct business beyond January 1, 2000 without any disruption. The Company continues to provide status information of its Year 2000 compliance effort to its customers and assures its customers that the Company's IT infrastructure will continue to function properly beyond January 1, 2000.

The Company has spent approximately $3.0 million to assess and correct Year 2000 compliance issues in its IT infrastructure through September 26, 1998. The Company estimates that it will spend an additional $1.5 million to complete the remediation of Year 2000 compliance issues in its IT infrastructure. The Company is committed to allocate funds to remediate any other Year 2000 compliance issues in the course of its ongoing assessment of its IT infrastructure. Year 2000 compliance costs are not expected to have a material effect on the Company's results of operations.

The Company does not expect to have any material risk exposure emanating from its internal IT infrastructure. While it is not expected to occur, failures of the Company's supplier's vendors, and key customers to address the Year 2000 compliance could have a material adverse impact on the Company's operations. In particular, failures of the Company's energy and telecommunication suppliers to address Year 2000 compliance could have an immediate impact on the Company's operations. The Company is continuing to assess and focus its efforts to mitigate any potential risk associated with the Year 2000 compliance.

The Company does not have any formal contingency plan at this time. The Company continually monitors the need to develop a formal contingency plan.

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

Each quarter, Uniroyal Chemical evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by Uniroyal Chemical and the anticipated time frame over which payments toward the remediation plan will occur. As of September 26, 1998, Uniroyal Chemical's reserves for environmental remediation activities totaled $94.4 million.
These estimates may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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





PART II. OTHER INFORMATION:

Item 1. Legal Proceedings

     (a) Reference is made to Item 1(i) of Part II of the Registrants' Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1997, and to page 5 (Other Environmental Matters) of the Registrants' Annual Report on Form 10-K for the fiscal year ended December 27, 1997, for information relating to Uniroyal Chemical's Painesville, Lake County, Ohio facility and to the facility's litigation with the Lake County Board of Commissioners. In September 1998, the parties entered into a settlement agreement pursuant to which Uniroyal agreed to comply with certain interim and final limits pertaining to the discharge of certain substances from its wastewater to the Lake County sanitary sewer system and paid an administrative fine of $176,000, and Lake County dismissed all of its present and past claims against Uniroyal Chemical with prejudice.

     (b) Reference is made to Item 3 of the Registrants' Annual Report on Form 10-K for the fiscal year ended December 27, 1997, for information pertaining to the Vertac Chemical Corporation site in Jacksonville, Arkansas ("Vertac Site") allegedly contaminated by dioxins. On October 23, 1998, the United States District Court for the Eastern District of Arkansas, Western Division, entered an order granting the United States of America's motion for summary judgment against the Registrants' Canadian subsidiary, Uniroyal Chemical Co./Cie. and Hercules Incorporated ("Hercules") as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac Site.
Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie. and Hercules was concluded on November 6, 1998, and how much, if any, of the costs will ultimately be imposed on Uniroyal Chemical Co./Cie. cannot be determined at this time although Uniroyal Chemical Co./Cie continues to believe that its share of liability will be small in comparison to that of Hercules.


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


                                  UNIROYAL CHEMICAL CORPORATION
                                  UNIROYAL CHEMICAL COMPANY, INC.
                                               (Registrants)

Date:   November 19, 1998           By /s/  Charles J. Marsden
                                           Vice President and
                                     Chief Financial Officer and
                                                   Director
                                    (Principal Financial Officer)